Form 10QSB
period 2006-05-31
EAGLE RIDGE VENTURES INC.
filed 2006-08-14
CIK 1346848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52094

EAGLE RIDGE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	76-0773943
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

301 West Holly Street, D-15
Bellingham, WA 98225
(Address of principal executive offices)

(360) 820-2620
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006, the Issuer had 9,487,500 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

EAGLE RIDGE VENTURES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

(Stated in US Dollars)

(Unaudited)

EAGLE RIDGE VENTURES INC.
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2006 and August 31, 2005
(Stated in US Dollars)
(Unaudited)

	May 31,	August 31,
ASSETS	2006	2005

Current
Cash	$40,247	$75,508
Accounts receivable	22,519	26,468
Prepaid expenses	2,053	225

	$64,819	$102,201

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$58,829	$32,356
Due to related parties	1,625	10,462
Corporation income taxes payable	-	1,342

	60,454	44,160

STOCKHOLDERS’ EQUITY

Common stock - $0.001 par value – Note 3
75,000,000 shares authorized
9,487,500 shares issued and outstanding (August 31, 2005
– 9,487,500)	9,487	9,487
Additional paid-in capital	65,789	65,789
Accumulated deficit	(71,445)	(17,429)
Accumulated foreign currency translation adjustments	534	194

	4,365	58,041

	$64,819	$102,201

SEE ACCOMPANYING NOTES

EAGLE RIDGE VENTURES INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended May 31, 2006 and 2005,
for the nine months ended May 31, 2006 and
for the period November 15, 2004 (Date of Inception) to May 31, 2005
 (Stated in US Dollars)
 (Unaudited)

				November 15,
			Nine months	2004 (Date of
	Three months ended		ended	Inception) to
	May 31,		May 31,	May 31,
	2006	2005	2006	2005

Revenue
Sales	$58,663	$57,917	$152,649	$57,917

Cost of sales
Purchases	41,672	40,397	111,683	41,527
Freight	4,669	1,935	8,824	1,935

	46,341	42,332	120,507	43,462

Gross profit	12,322	15,585	32,142	14,455

General and administrative expenses
Accounting and audit fees	10,862	185	29,107	308
Bank charges and interest	411	357	1,127	456
Consulting	28	-	3,214	-
Executive compensation – Note 4	7,386	9,182	21,865	9,182
Filing	503	-	1,812	-
Legal fees	10,437	303	22,146	4,353
Office and administration	926	138	2,678	398
Organization costs	-	-	-	790
Rent	285	285	855	285
Telephone	418	97	1,279	97
Transfer agent	500	-	1,745	-
Travel and promotion	19	485	341	485

	(31,775)	(11,032)	(86,169)	(16,354)

Income (loss) before corporation
income taxes	(19,453)	4,553	(54,027)	(1,899)

Corporation income taxes	-	-	11	-

Net income (loss) for the period	(19,453)	4,553	(54,016)	(1,899)

Foreign currency translation adjustment	(217)	(186)	340	(186)

Comprehensive income (loss)	$(19,670)	$4,367	$(53,676)	$(2,085)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	9,487,500	6,830,326	9,487,500	4,042,589

SEE ACCOMPANYING NOTES

EAGLE RIDGE VENTURES INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended May 31, 2006 and
for the period November 15, 2004 (Date of Inception) to May 31, 2005
(Stated in US Dollars)
(Unaudited)

		November 15,
	Nine months	2004 (Date of
	ended	Inception) to
	May 31,	May 31,
	2006	2005

Operating Activities
Net loss for the period	$(54,016)	$(1,899)
Changes in non-cash working capital balances related
to operations:
Accounts receivable	3,949	(7,107)
Prepaid expenses	(1,828)	(225)
Accounts payable and accrued liabilities	26,473	13,538
Corporation income taxes payable	(1,342)	-

	(26,764)	4,307

Financing Activities
Capital stock issued	-	34,426
Increase (decrease) in due to related parties	(8,837)	5,838

	(8,837)	40,264

Foreign currency translations effect on cash	340	(212)

Increase (decrease) in cash during the period	(35,261)	44,359

Cash, beginning of the period	75,508	-

Cash, end of the period	$40,247	$44,359

SEE ACCOMPANYING NOTES

EAGLE RIDGE VENTURES INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
for the period November 15, 2004 (Date of Inception) to May 31, 2006
(Stated in US Dollars)
(Unaudited)

					Accumulated
					Foreign
			Additional		Currency
	Common Stock		Paid-in	Accumulated	Transalation
	Number	Par Value	Capital	Deficit	Adjustments	Total

Issued for cash:
At initial capitalization - at $0.001	6,000,000	$6,000	$-	$-	$-	$6,000
Pursuant to private placements - at $0.02	3,487,500	3,487	66,263	-	-	69,750
Net loss for the period	-	-	-	(17,429)	-	(17,429)
Foreign currency translation adjustment	-	-	-	-	194	194
Deemed dividend	-	-	(474)	-	-	(474)

Balance, August 31, 2005	9,487,500	9,487	65,789	(17,429)	194	58,041
Net loss for the period	-	-	-	(54,016)	-	(54,016)
Foreign currency translation adjustment	-	-	-	-	340	340

Balance, May 31, 2006	9,487,500	$9,487	$65,789	$(71,445)	$534	$4,365

SEE ACCOMPANYING NOTES

EAGLE RIDGE VENTURES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s August 31, 2005 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2005 annual financial statements.

Operating results for the nine months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ended August 31, 2006.

Note 2	Nature and Continuation of Operations

The Company was incorporated on November 15, 2004 under the laws of the State of Nevada, USA.

The Company owns 100% of the issued and outstanding common shares of Freshly Pressed Enterprises Inc. (Freshly Pressed), a British Columbia, Canada company incorporated on September 30, 2004, whose business is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $71,445 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Eagle Ridge Ventures Inc.
Notes to the Interim Consolidated Financial Statements
May 31, 2006
(Stated in US Dollars
(Unaudited)

Note 2	Nature of Operations – (cont’d)

The Company filed a prospectus with the Securities and Exchange Commission on form SB-2 for the registration of up to 3,487,500 common shares at $0.03 per share. It was approved on June 30, 2006. These shares will be sold by existing shareholders and the Company will not receive any proceeds from this sale. The Company also intends to seek a listing on the United States Over-the-Counter Bulletin Board.

Note 3	Capital Stock

During the period from November 15, 2004 (Date of Inception) to August 31, 2005, the Company issued 9,487,500 common shares for proceeds of $75,750. Included in these share issuances were 6,350,000 common shares issued to directors and former directors of the Company for proceeds of $13,000.

At May 31, 2006, there were no outstanding stock options or warrants.

Note 4	Related Party Transactions – Note 3

The Company paid and accrued the following executive compensation to the President of the Company for management services:

				November 15,
				2004
			Nine months	(Date of
	Three months ended		ended	Inception) to
	May 31,		May 31,	May 31,
	2006	2005	2006	2005

Executive compensation	$7,386 $	9,182	$21,865	$9,182

The amounts due to related parties are due to directors and former directors of the Company and represent cash advances and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Eagle Ridge Ventures Inc.
Notes to the Interim Consolidated Financial Statements
May 31, 2006
(Stated in US Dollars
(Unaudited)

Note 5	Segmented Information

Revenues by geographic segment were as follows:

	Nine months ended
	May 31,
	2006	2005

Canada	$18,595	$29,956
United States of America	134,054	27,961

	$152,649	$57,917

Two customers accounted for 97% of revenues, 87% and 10% respectively.

Note 6	Accounts Payable and Accrued Liabilities

	May 31,	August 31,
	2006	2005

Accounts payable	$51,131	$21,592
Accrued liabilities	7,698	10,764

	$58,829	$32,356

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect," and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Eagle Ridge” mean Eagle Ridge Ventures Inc. and its wholly owned subsidiary, Freshly Pressed Enterprises Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the third quarter and nine month period ended May 31, 2006 and changes in our financial condition from August 31, 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Registration Statement on Form SB-2, originally filed with the SEC on February 21, 2006, as amended.

Corporate Background

We are a development stage company engaged in the business of buying, selling and shipping reclaimed textiles. Our business is operated through our wholly owned subsidiary, Freshly Pressed Enterprises Inc. (“Freshly Pressed”). Freshly Pressed acquires reclaimed textiles, vintage clothing and specialty products such as toys and high quality wiper rags from charities, municipalities, recycling centers, schools and religious organizations. These items are then sold to large volume wholesale purchasers and occasionally to vintage clothing stores.

PLAN OF OPERATION

It is expected that we will spend approximately $15,000 over the next twelve months on expanding our business by developing relationships with new customers and suppliers, solidifying relationships with existing customers and suppliers and increasing our operative and sales volume capacities. Of this amount, we expect to spend approximately $7,500 on marketing and networking efforts. These efforts will include:

(1)	grass roots development efforts, including telephone and in-person networking;

(2)	upgrading our website, www.freshlypressedinc.com;

(3)	the production of promotional materials designed to be sent to prospective customers and suppliers; and

(4)	joining various industry trade associations in an effort to increase our profile within the industry.

The remaining $7,500 is expected to be used to enhance our operative capacity by increasing our ability to handle larger sales volumes.

In addition to these amounts, we estimate that we will spend approximately $15,000 - $25,000 over the next twelve months in meeting our obligations as a reporting company under the Securities Exchange Act of 1934.

We intend to pay for our plan of operation using a combination of our existing working capital and the revenues we earn from the sales of reclaimed textiles. However, we have not yet achieved profitable operations and there are no assurances that we will be able to do so in the future. As at May 31, 2006, we had a working capital surplus of $4,365. This amount is insufficient to fund our expected plan of operation and the expected costs of meeting our reporting obligations under the Securities Exchange Act. Unless we are able to earn net profits from our operations, of which there are no assurances, we will require additional financing.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with our plan of operation. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. Our inability to raise the necessary financing will severely restrict our ability to complete the product development and market development phases of our plan of operation.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. We do not currently have any arrangements in place for any future equity financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended May 31			Nine Months	Period from
			Percentage	Ended	inception to	Percentage
			Increase /	May 31,	May 31,	Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$58,663	$57,917	1.3%	$152,649	$57,917	163.6%
Cost of Sales	(46,341)	(42,332)	9.5%	(120,507)	(43,462)	177.3%
Expenses	(31,775)	(11,032)	188.0%	(86,169)	(16,354)	426.9%
Net Income (Loss)
Before Taxes	$(19,453)	$4,553	(527.3)%	$(54,027)	$(1,899)	2,745.0%

Revenues

Due to our limited operating history, we are unable to accurately forecast future revenues and readers are cautioned that our past operating results may not be indicative of future performance.

Revenues are earned by us by the sale of reclaimed textile products to wholesale purchasers and occasionally to vintage clothing stores. Our revenues are dependent upon our ability to obtain supplies of reclaimed textiles and generalized consumer demand for reclaimed textiles. Our supply is dependent largely on the amount of used clothing donated to charities. Our supply of used clothing is generally not subject to any significant seasonal fluctuations, although there tend to be slight declines in donations in the two months after Christmas. Used clothing donations tend to be affected by randomly occurring high profile relief efforts, such as relief efforts underway for Hurricanes Katrina and Rita, as well as relief efforts underway for victims of the 2004 tsunami in South East Asia and victims of the earthquakes in Pakistan.

Our ability to locate purchasers for supplies of reclaimed textiles is also dependent upon consumer spending patterns. However, because we sell to a number of wholesale purchasers who then ship the product overseas, we believe that we will be able to withstand local fluctuations in spending patterns.

Cost of Sales

Cost of sales for the period from inception to May 31, 2005 consisted of $41,527 paid by us to purchase used clothing products from various charities as well as $1,935 paid in connection with shipping those products to our customers’ facilities. Cost of sales for the nine months ended May 31, 2006 consisted of $111,683 paid by us to purchase used clothing products as well as $8,824 paid on account of shipping fees.

Our costs of sales are directly related to the volume of our sales of reclaimed textiles. If we are successful in expanding our sales volumes, of which there are no assurances, it is expected that our costs of sales will increase proportionately.

General and Administrative Expenses

Our general and administrative expenses for the periods ended May 31, 2006 and 2005 consisted of the following:

					Period
	Third Quarter Ended May 31			Nine	from
			Percentage	Months	inception	Percentage
			Increase /	Ended May	to May	Increase /
	2006	2005	(Decrease)	31, 2006	31, 2005	(Decrease)
Accounting and Audit
Fees	$10,862	$185	5,771.4%	$29,107	$308	9,350.3%
Bank Charges and
Interest	411	357	15.1%	1,127	456	147.1%
Consulting	28	--	100%	3,214	--	100%
Executive Compensation	7,386	9,182	(19.6)%	21,865	9,182	138.1%
Filing	503	--	100%	1,812	--	100%
Legal Fees	10,437	303	3,344.6%	22,146	4,353	408.8%
Office and Administration	926	138	571.0%	2,678	398	572.9%
Organization Costs	--	--	--	--	790	(100)%

					Period
	Third Quarter Ended May 31			Nine	from
			Percentage	Months	inception	Percentage
			Increase /	Ended May	to May	Increase /
	2006	2005	(Decrease)	31, 2006	31, 2005	(Decrease)
Rent	285	285	--	855	285	200%
Telephone	418	97	330.9%	1,279	97	1,218.6%
Transfer Agent	500	--	100%	1,745	--	100%
Travel and Promotion	19	485	(96.1)%	341	485	(29.7)%
Total Operating Expenses	$(31,775)	$(11,032)	188.0%	$(86,169)	$(16,354)	426.9%

We anticipate that our general and administrative expenses will increase in the near future as we attempt to expand our business.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will increase over the course of the current fiscal year. As such, we expect that our expenses will also continue to increase at a significant rate.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2006	At August 31, 2005	Increase / (Decrease)
Current Assets	$64,819	$102,201	(36.6)%
Current Liabilities	60,454	44,160	36.9%
Working Capital (Deficit)	$4,365	$58,041	(92.5)%

Cash Flows

		November 15, 2004
	Nine Months Ended	(Date of Inception) to
	May 31, 2006	May 31, 2005
Cash Flows From (Used In) Operating Activities	$(26,764)	$4,307
Cash Flows From (Used In) Investing Activities	--	--
Cash Flows From (Used In) Financing Activities	(8,837)	40,264
Foreign Currency Effects	340	(212)
Net Increase (Decrease) in Cash	$(35,261)	$44,359

As at May 31, 2006, we had cash of $40,247 and accounts receivable of $22,519. As of August 31, 2005, we had cash of $75,508 and accounts receivable of $26,468.

We hope to be able to finance our plan of operation and business activities for the next twelve months using a combination of our anticipated revenue during that period and our existing working capital. However, as at May 31, 2006, we had a working capital surplus of only $4,365, which is less than the amounts that we anticipate spending on our plan of operation for the next twelve months and the anticipated costs of meeting our obligations as a reporting company under the Securities Exchange Act of 1934. To date, we have not earned net profits from our operations and there are no assurances that we will be able to earn profits in the future. In addition, due to our limited operating history, we are unable to accurately forecast future revenues. As such, we anticipate that there is a substantial likelihood that we will require additional financing in order to fund our plan of operation and business activities over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Our significant accounting policies are disclosed in the notes to our audited consolidated financial statements for the period ended August 31, 2005 filed with our Registration Statement on Form SB-2 initially filed on February 21, 2006, as amended.

RISKS AND UNCERTAINTIES

Risks Related to Our Business

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

Our business, operated through our wholly owned subsidiary, Freshly Pressed, has been in operation for less than two years. During this time, we have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to fluctuations in the supply and demand for recycled textile products, marketing, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

Our supply of recycled textiles is dependent in large part upon donations made to charitable organizations. A significant decrease in the number of charitable donations could negatively impact our operations and financial condition.

Our operations depend to a significant degree on donations made to local and national charitable organizations. During periods of economic recession, the number of charitable donations may decrease. Furthermore, changes in federal tax laws could have an adverse affect on donation patterns. Significant decreases in donations of used clothing could adversely affect our ability to operate our business. As such, economic recessions or changes in tax laws could have a materially adverse affect on our business, operations, revenues and overall financial condition.

A significant amount of the reclaimed textiles purchased from us are shipped overseas. As such, the demand for the products that we supply may be subject to volatility in foreign economic conditions.

A significant portion of our business includes shipments and sales of recycled textiles ultimately destined for foreign countries. Although we do not directly sell to purchasers overseas, many of our customers purchase reclaimed textiles from us in order to satisfy overseas demand. As such, our operations may be indirectly affected by foreign currency fluctuations, changes in the economic condition of foreign countries and changes in foreign laws and regulations, including the imposition of trade embargos and other trade restrictions. Certain Third World and developing countries have placed protectionist tariffs and other trade restrictions on the importation of used clothing in an effort to stimulate local industry.

These and other factors may have a negative impact on our ability to sell reclaimed textiles sourced by us to international purchasers. This, in turn, could have a significant negative impact on our business, results of operations and financial condition.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and, in particular, Greg McAdam, our sole executive officer and director. Mr. McAdam has approximately five years of experience in the used clothing and textiles business. We believe that the loss of Mr. McAdam’s business and management experience could hinder our ability to pursue our stated plan of operation and to obtain additional financing, if and when required.

In addition, our customers and network of suppliers are a result of the business relationships developed by Mr. McAdam on our behalf. The loss of Mr. McAdam could have a significantly detrimental effect on our ability to retain those customers and suppliers and could cause our business to fail.

Our existing customer base is concentrated and the loss of a major customer would be difficult to replace. The loss of any of our major customers would negatively impact our business.

Two customers currently account for 97% of our revenues. The loss of either of these customers would significantly damage our revenue base and future business prospects. We cannot guarantee that either of these customers will remain with us or that we will be able to acquire new customers to replace them in the event of their loss.

We obtain the majority of our supplies of reclaimed textiles from a small number of individual suppliers. The loss of any of these suppliers would negatively impact our business.

We obtain approximately 95% of our supplies of reclaimed textiles from six individual suppliers. In the event of the loss of any of these individual suppliers, we would be forced to find additional sources of reclaimed textiles. If we were unable to find an adequate replacement supplier, it would become difficult for us to maintain our revenue base and would significantly injure our future business prospects.

Because our sole executive officer and sole director, Greg McAdam, controls approximately 63.2% of our outstanding common stock, investors may find that the interests of Mr. McAdam may not always be consistent with the interests of other stockholders.

Greg McAdam, our sole executive officer and sole director, controls approximately 63.2% of our issued and outstanding shares of common stock. As the holder of a majority of our outstanding shares of common stock, in accordance with our Articles of Incorporation and Bylaws, Mr. McAdam is able to control who is elected to our Board of Directors. As our sole director, Mr. McAdam is able to control who is appointed as our executive officers. Thus, Mr. McAdam is currently able to control the management of our company. In addition, Mr. McAdam will have the ability to, by himself, approve most corporate actions requiring director or shareholder approval, including fundamental corporate changes, the setting of executive compensation, and the approval of corporate transactions. The interests of Mr. McAdam may not, at all times, be the same as that of other shareholders, and as such, their reliance on Mr. McAdam as the sole executive officer and sole director of our company may be disadvantageous to our minority stockholders.

We do not have any policies in place to protect our minority shareholders from any unilateral actions that may be taken by Mr. McAdam.

ITEM 3.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On August 11, 2006, we adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Share Purchase Agreement between Freshly Pressed Enterprises Inc. and Eagle Ridge Ventures Inc. dated February 4, 2005.(1)

10.2	Management Services Agreement between Freshly Pressed Enterprises Inc. and Greg McAdam dated September 1, 2005.(1)

21.1	List of Subsidiaries.(1)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2, as amended, originally filed on February 21, 2006.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2006. We have not filed any Current Reports on Form 8-K since May 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE RIDGE VENTURES INC.

Date:	August 14, 2006	By:	/s/ Greg E. McAdam
GREG E. McADAM
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)