Form 10KSB
period 2006-08-31
ALGODYNE ETHANOL ENERGY CORP.
filed 2006-11-29
CIK 1346848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2006

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-52094

ALGODYNE ETHANOL ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	76-0773943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 West Holly Street, D-15, Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

360.820.2620
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

2

-	-

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ]   No ☒

State issuer’s revenues for its most recent fiscal year:  $237,505

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

As of November 28, 2006, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing price of $1.50 per common share, was approximately $41,850,000.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [	]	No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

75,900,000 common shares issued and outstanding as at November 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No [ X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and, unless otherwise indicated, all references to “we”, “us”, “our” and “AlgoDyne ” means AlgoDyne Ethanol Energy Corp. and our wholly-owned subsidiaries.

CORPORATE OVERVIEW

We were incorporated in the State of Nevada on November 15, 2004. On October 19, 2006, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change of our company through a merger with our subsidiary. On November 3, 2006, we merged our subsidiary with and into our company, with our company carrying on as the surviving corporation under the name AlgoDyne Ethanol Energy Corp. Our name change was effected with NASDAQ on November 6, 2006 and our ticker symbol on the OTC Bulletin Board was changed to “ADYN”. In addition, we effected an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock on November 3, 2006. As a result, our authorized capital increased from 75,000,000 shares of common stock to 600,000,000 shares of common stock.

OUR CURRENT BUSINESS

We are engaged in the business of buying and selling reclaimed textiles. We operate our business through our wholly-owned subsidiary, Freshly Pressed Enterprises Inc., a company incorporated under the laws of the Province of British Columbia, Canada. Freshly Pressed Enterprises generates revenues by arranging the sale of reclaimed textiles to large, international wholesale buyers and, occasionally, to a small number of vintage clothing stores.

Purchase and Sale of Reclaimed Textiles

We conduct our business by facilitating the purchase and sale of reclaimed textiles and used clothes by our customers and suppliers. Generally, customers and/or suppliers will contact us when seeking to buy or sell reclaimed textiles or used clothes. When we are contacted by customers, we contact our suppliers in an effort to obtain the requested product. Likewise, when we are approached by a supplier, we contact our customer base in an effort to find a purchaser for the reclaimed textiles. In addition, we establish standing orders with our customers and suppliers rather than negotiating purchases and sales on an individual basis.

Once a purchaser and a supplier have been arranged, we purchase reclaimed textiles from the supplier and re-sell them to the customer. We do not purchase supplies of reclaimed textiles from our suppliers unless a purchaser for those textiles has been pre-arranged. As such, we do not maintain inventory and we are able to forgo storage costs.

Generally, we do not provide sorting services to our customers. Once the customer accepts possession of the reclaimed textiles, they are responsible for sorting the bulk shipment themselves. Generally, purchases of reclaimed textiles made by us are shipped to a port facility located close to the supplier. Once a shipment is received at the designated port facility, the customer takes full responsibility and we are no longer involved. All shipping costs, including the costs of shipping the reclaimed textiles from the supplier to the local port facility, are paid by the customer. However, we do offer logistical support in arranging domestic shipping from the supplier to the port facility.

Suppliers of Reclaimed Textiles

We obtain our supply of reclaimed textiles from charitable institutions located throughout North America. These charitable institutions include local chapters of Goodwill Industries and the Salvation Army. In addition, we also source our supply from a number of smaller, local charitable organizations as well as private businesses. The majority of our reclaimed textiles currently come from the following charitable organizations: Goodwill of Portland, OR, Goodwill of Long Beach, CA, Goodwill of Orange County, CA, Salvation Army, Jersey City, NJ, Salvation Army, Worchester, MA and Salvation Army, Calgary, AB, Canada. A small percentage of our reclaimed textiles come from private businesses. The loss of any one or more of these suppliers could have a material adverse effect on our business.

As is industry standard, we do not have long-term purchase contracts in place with any of our suppliers. Depending upon the individual supplier, purchases are done either by verbal agreement or through written used clothing purchase agreements. Written used clothing purchase agreements are negotiated on a load-by-load basis. The price at which we acquire reclaimed textiles will depend upon the prevailing market rate at the time of purchase. Generally speaking, used textiles are purchased as a commodity item, in bulk. Although the market price will tend to fluctuate depending upon supply and demand, we often attempt to set a fixed price for limited periods of time. This allows the parties to minimize the time spent on negotiations.

Customers for Reclaimed Textiles

The majority of our revenues are generated by sales to large, wholesale customers who purchase reclaimed textiles by the pound, in bulk, and then ship them for resale to the ultimate retailer.

Most of the reclaimed textiles sourced are sold to overseas markets, particularly, in third world countries, where they are then sold by local retailers. The demand for used clothes in third world countries is typically high as many people living in these countries are unable to afford new clothes. Although we provide assistance in procuring shipment of the reclaimed textiles from the supplier to a local port near that supplier, we do not participate in the overseas shipping of those products.

Occasionally, we also broker the sale of vintage clothing items. We do this by buying the vintage clothes wholesale from a domestic supplier and then selling them directly to the domestic used clothing retailer. Occasionally, the vintage clothing retailer will send their own employees or agents to accompany our representatives to the supplier’s facility where the customer will sort through the materials for the items the retailer desires. Sales to Divine, a vintage clothing retailer, accounted for 8% of our revenues.

COMPETITION

The reclaimed textiles market is highly competitive. The fragmented nature of this industry means that no single entity or group dominates the market for reclaimed textiles. However, the lack of significant barriers to entry means that we compete with a number of other businesses for supplies of reclaimed textiles and for purchasers of those textiles. We have attempted to limit the competition that we face by not participating in the retail market for reclaimed textiles; however, the wholesale market in which we participate remains highly competitive.

Our ability to compete in this industry is dependent upon our ability to generate and maintain professional relationships with suppliers and purchasers. Although we have a limited operating history, our President, Secretary, Treasurer and director, Greg McAdam, has substantial experience in reclaimed textiles and has developed a number of professional relationships within that industry. As such, our ability to compete is currently dependent to a large degree on the efforts of Mr. McAdam.

SEASONALITY

Our business is not subject to any significant seasonal fluctuations. Internationally, any seasonal fluctuation in the regional demand for recycled textiles is generally offset by increased demand elsewhere. Domestically, the supply of recycled textiles from charitable donations remains fairly consistent throughout the year. However, our supply tends to slow down slightly in the two months after Christmas.

GOVERNMENT REGULATIONS

The effects of governmental regulations on our business are minimal. We do not engage in the solicitation of donations or in any international shipping efforts. As such, government restrictions typical to those types of operations do not apply to us.

EMPLOYEES

We have no employees as of the date of this annual report. All of our business activities and the business activities of our company and our wholly-owned operating subsidiary are carried out by Mr. McAdam.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not engaged in any research and development activities since our inception and to not expect to engage in any research and development activities in the foreseeable future.

SUBSIDIARIES

Our business is operated through our wholly-owned subsidiary, Freshly Pressed Enterprises Inc., a British Columbia company. In addition, we incorporated an additional subsidiary on November 13, 2006 under the name AlgoDyne Energy Operating Corp., a Nevada corporation. Currently no business is conducted through our Nevada subsidiary.

RISK FACTORS

This annual report contains forward-looking statements which relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our common shares are considered speculative during the development of our business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

Our business has been in operation for less than two years. During this time, we have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in the area in which we operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to fluctuations in the supply and demand for recycled textile products, marketing, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

Our supply of recycled textiles is dependent in large part upon donations made to charitable organizations and a significant decrease in the number of charitable donations could negatively impact our operations and financial condition.

Our operations depend to a significant degree on donations made to local and national charitable organizations. During periods of economic recession, the number of charitable donations may decrease. Furthermore, changes in federal tax laws could have an adverse affect on donation patterns. Significant decreases in donations of used clothing could adversely affect our ability to operate our business. As such, economic recessions or changes in tax laws could have a material adverse affect on our business, operations, revenues and overall financial condition.

A significant amount of the reclaimed textiles purchased from us are shipped overseas and as such, the demand for the products that we supply may be subject to volatility in foreign economic conditions.

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

We are highly dependent on our senior management and the loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our sole director and officer, Greg McAdam. Mr. McAdam has approximately five years of experience in the used clothing and textiles business. We believe that the loss of Mr. McAdam’s business and management experience could hinder our ability to pursue our stated plan of operation and to obtain additional financing, if and when required.

In addition, our customers and network of suppliers are a result of the business relationships developed by Mr. McAdam on our behalf. The loss of Mr. McAdam could have a significant detrimental effect on our ability to retain those customers and suppliers and could cause our business to fail.

Our existing customer base is concentrated and the loss of a major customer would be difficult to replace and the loss of any of our major customers would negatively impact our business.

Two customers currently account for a majority of our revenues. The loss of either of these customers would significantly damage our revenue base and future business prospects. We cannot guarantee that either of these customers will remain with us or that we will be able to acquire new customers to replace them in the event of their loss.

We obtain the majority of our supplies of reclaimed textiles from a small number of individual suppliers and the loss of any of these suppliers would negatively impact our business.

We obtain a majority of our supplies of reclaimed textiles from six individual suppliers. In the event of the loss of any of these individual suppliers, we would be forced to find additional sources of reclaimed textiles. If we were unable to find an adequate replacement supplier, it would become difficult for us to maintain our revenue base and would significantly injure our future business prospects.

RISKS RELATED TO OUR COMMON STOCK

Because our sole officer and director controls a large percentage of our common stock, such person has the ability to influence matters affecting our shareholders.

Our sole officer and director, in the aggregate, beneficially own 63.2% of the issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our sole officer and director controls such shares, investors will not be able to replace our management if they disagree with the way our business is being operated. Because the influence by this insider could result in management making decisions that are in the best interest of the insider and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any real property or other significant property. We currently rent an office space consisting of 100 square feet, located at 301 West Holly Street, D-15, Bellingham, WA 98225, at a cost of approximately $95 per month. This rental is on a month-to-month basis with no formal agreement. We maintain our Washington office mainly because of its close proximity to Seattle Goodwill, a supplier of our company.

Our wholly-owned subsidiary, Freshly Pressed Enterprises, maintains a Vancouver office space, located at 902-1022 Nelson Street, Vancouver, British Columbia, Canada V6E 4S7 and consists of approximately 60 square feet. Mr. McAdam donates this office space to us at no charge.

Our month-to-month rental arrangements allow us flexibility in moving if we employ more personnel, however, we believe these facilities are adequate in size to handle all of our current operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our officer or any of our directors or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER TRANSACTIONS

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Eagle Ridge Ventures Inc.” under the symbol, “EGRG.OB”, on September 8, 2006. Effective November 6, 2006, we changed our name from “Eagle Ridge Ventures Inc.” to “AlgoDyne Ethanol Energy Corp.” and our trading symbol changed to “ADYN.OB”.

The following table reflects the high and low bid information for our common stock for the fiscal quarter ended September 30, 2006 following the quotation of our common stock on the OTC Bulletin Board on September 8, 2006. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
September 30, 2006	Not Applicable	Not Applicable

(1) Our common stock received approval for quotation on September 8, 2006 but has not traded since that date.

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this annual report , we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common stock.

Outstanding Shares and Shareholders of Record

At November 20, 2006, there were 75,900,000 shares of our common stock issued and outstanding. These shares were held by 49 shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and any other factors that our board of directors deems relevant.

ITEM 6. PLAN OF OPERATION

Overview

Discussion of our financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and the notes thereto included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We anticipate that we will spend approximately $140,000 over the next twelve months on expanding our business by developing relationships with new customers and suppliers, solidifying relationships with existing customers and suppliers and increasing our operative and sales volume capacities. Of this amount, we expect to spend approximately $20,000 on marketing and networking efforts. These efforts will include:

(1)	grass roots development efforts, including telephone and in-person networking;
(2)	upgrading our website, www.freshlypressedinc.com;
(3)	the production of promotional materials designed to be sent to prospective customers and suppliers; and
(4)	joining various industry trade associations in an effort to increase our profile within the industry.

In addition to these amounts, we estimate that we will spend approximately $70,000 over the next twelve months in meeting our obligations as a reporting company under the Securities Exchange Act of 1934, for the payment of legal, accounting and auditing fees.

In addition to professional and marketing fees, we anticipate incurring approximately $50,000 in general and administrative expenses, which primarily consist of executive compensation. Other minor general and administrative costs include costs incurred in connection with the premises that we rent on a monthly basis.

As at August 31, 2006, we had a working capital deficiency of $14,581. We intend to finance our planned expenditures during the next twelve month period using a combination of revenues generated from our operations and private placements of our equity securities. However, we can offer no assurance that we will be able to obtain financing when required, or on terms favorable to us. If we are unable to obtain such financing, when required, we may be forced to scale back our operations and you may lose substantially all of your investment.

We anticipate that our general and administrative expenses will increase in the near future as we attempt to expand our business.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2006, we had cash of $9,949 and accounts receivable of $44,828.

We intend to finance our plan of operation and business activities for the next twelve months using a combination of our anticipated revenue during that period and private placements of our equity securities. As at August 31, 2006, we had a working capital deficiency of $14,581. As a result, we currently do not have enough funds to finance our plan of operation for the next twelve month period. To date, we have not earned net profits from our operations and there are no assurances that we will be able to earn profits in the future. In addition, due to our limited operating history, we are unable to accurately forecast future revenues.

Future Financings

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. We do not currently have any arrangements in place for any future equity financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Revenue Recognition

We recognize sales when the following criteria are met: persuasive evidence of an agreement exists, shipment has occurred, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Shipping and handling charges billed to customers are included in revenue, and the related shipping and handling costs are included in cost of goods sold. Accounts receivable consist of receivables from customers. We do not provide allowances for merchandise returns or claims due to the nature of the goods sold (reclaimed textiles), however, we provide an allowance for doubtful accounts through periodic evaluations of the aging of accounts receivable.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of November 20, 2006 which have a material effect on our company or our operations.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following consolidated financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm;
2.	Consolidated Balance Sheet as at August 31, 2006;
3.	Consolidated Statements of Operations for the year ended August 31, 2006 and from November 15, 2004 (Date of Inception) to August 31, 2005;
4.	Consolidated Statements of Cash Flows for the year ended August 31, 2006 and for the period November 15, 2004 (Date of Inception) to August 31, 2005;
5.	Consolidated Statements of Stockholders’ Equity (Deficiency) for the period November 15, 2004 (Date of Inception) to August 31, 2006; and
6.	Notes to Consolidated Financial Statements dated August 31, 2006.

ALGODYNE ETHANOL ENERGY CORP.

(formerly Eagle Ridge Ventures Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006 and 2005

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

AlgoDyne Ethanol Energy Corp.

(formerly Eagle Ridge Ventures Inc.)

We have audited the accompanying consolidated balance sheets of AlgoDyne Ethanol Energy Corp. (formerly Eagle Ridge Ventures Inc.) and its subsidiary as of August 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended August 31, 2006 and for the period November 15, 2004 (Date of Inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlgoDyne Ethanol Energy Corp. (formerly Eagle Ridge Ventures Inc.) and its subsidiary as of August 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended August 31, 2006 and for the period November 15, 2004 (Date of Inception) to August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and is yet to attain profitable operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Amisano Hanson
November 20, 2006	Chartered Accountants

ALGODYNE ETHANOL ENERGY CORP.

(formerly Eagle Ridge Ventures Inc.)

CONSOLIDATED BALANCE SHEETS

August 31, 2006 and 2005

(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$9,949	$75,508
Accounts receivable	44,828	26,468
Corporation income taxes receivable	2,212	-
Prepaid expenses	320	225

	$57,309	$102,201

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 10	$70,293	$32,356
Due to related parties – Note 4	1,597	10,462
Corporation income taxes payable	-	1,342

	71,890	44,160

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock - $0.001 par value – Note 3
600,000,000 shares authorized
75,900,000 shares issued and outstanding	75,900	75,900
Additional paid-in capital (deficiency)	(624)	(624)
Accumulated deficit	(90,490)	(17,429)
Accumulated foreign currency translation adjustments	633	194

	(14,581)	58,041

	$57,309	$102,201

Nature and Continuance of Operations – Note 1

Subsequent Events – Notes 1 and 9

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

(formerly Eagle Ridge Ventures Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the year ended August 31, 2006 and

for the period November 15, 2004 (Date of Inception) to August 31, 2005

(Stated in US Dollars)

		November 15,
		2004 (Date of
	Year ended	Inception) to
	August 31,	August 31,
	2006	2005
Revenue
Sales	$237,505	$132,033

Cost of sales
Purchases	180,566	103,136
Commissions	4,804	-
Freight	14,334	3,750

	199,704	106,886

Gross profit	37,801	25,147

General and administrative expenses
Accounting and audit fees	36,362	11,972
Bank charges and interest	1,474	552
Executive compensation – Note 4	29,331	20,722
Filing	2,919	-
Legal fees	33,370	4,563
Office and administration	2,086	1,486
Organization costs	-	790
Rent	1,165	570
Telephone	1,953	579
Transfer agent	1,805	-
Travel and promotion	408	-

	(110,873)	(41,234)

Loss before corporation income taxes	(73,072)	(16,087)

Corporation income taxes recovered (expense)	11	(1,342)

Net loss for the period	(73,061)	(17,429)

Other comprehensive income:
Foreign currency translation adjustment	439	194

Comprehensive loss for the period	$(72,622)	$(17,235)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	75,900,000	25,516,744

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

(formerly Eagle Ridge Ventures Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the year ended August 31, 2006 and

for the period November 15, 2004 (Date of Inception) to August 31, 2005

(Stated in US Dollars)

		November 15,
		2004 (Date of
	Year ended	Inception) to
	August 31,	August 31,
	2006	2005

Operating Activities
Net loss for the period	$(73,061)	$(17,429)
Changes in non-cash working capital balances related to operations
Accounts receivable	(15,801)	(19,127)
Corporation income taxes receivable	(2,132)	-
Prepaid expenses	(95)	(225)
Accounts payable and accrued liabilities	35,740	31,278
Corporation income taxes payable	(1,389)	1,342

	(56,738)	(4,161)

Investing Activity
Acquisition of subsidiary, net of cash acquired – Note 6	-	(1,608)

Financing Activities
Capital stock issued	-	75,750
Increase (decrease) in due to related parties	(9,239)	5,333

	(9,239)	81,083

Foreign currency translations effect on cash	418	194

Increase (decrease) in cash during the period	(65,559)	75,508

Cash, beginning of the period	75,508	-

Cash, end of the period	$9,949	$75,508

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$3,543	$-

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

(formerly Eagle Ridge Ventures Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 15, 2004 (Date of Inception) to August 31, 2006

(Stated in US Dollars)

						Accumulated
						Foreign
		Note 1		Additional		Currency
		Common Stock		Paid-in	Accumulated	Translation
		Number	Par Value	Capital	Deficit	Adjustments	Total

Issued for cash:
At initial capitalization	- at $0.000125	48,000,000	$48,000	$(42,000)	$-	$-	$6,000
Pursuant to private placements	- at $0.0025	27,900,000	27,900	41,850	-	-	69,750
Net loss for the period		-	-	-	(17,429)	-	(17,429)
Foreign currency translation adjustment		-	-	-	-	194	194
Deemed dividend		-	-	(474)	-	-	(474)

Balance, August 31, 2005		75,900,000	75,900	(624)	(17,429)	194	58,041

Net loss for the year		-	-	-	(73,061)	-	(73,061)
Foreign currency translation adjustment		-	-	-	-	439	439

Balance, August 31, 2006		75,900,000	$75,900	$(624)	$(90,490)	$633	$(14,581)

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

(formerly Eagle Ridge Ventures Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006 and 2005

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

AlgoDyne Ethanol Energy Corp. (formerly Eagle Ridge Ventures Inc.) (the “Company”) was incorporated on November 15, 2004 under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

By agreement dated October 24, 2006 and effective November 3, 2006, a wholly-owned subsidiary of the Company, Algodyne Ethanol Energy Corp., incorporated on October 19, 2006 under the laws of the State of Nevada, was merged into the Company for the sole purpose of changing the Company’s name. The Company became the surviving entity and changed its name from Eagle Ridge Ventures Inc. to AlgoDyne Ethanol Energy Corp. to further reflect the Company’s anticipation of pursuing other business opportunities. The Company also incorporated an additional subsidiary on November 13, 2006 under the name of AlgoDyne Energy Operating Corp., a Nevada corporation, which is inactive. In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on a 8 new for 1 old basis. The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

The Company owns 100% of the issued and outstanding common shares of Freshly Pressed Enterprises Inc. (Freshly Pressed), a British Columbia, Canada company incorporated on September 30, 2004, whose business is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $90,460 since its inception, has a working capital deficiency of $14,581 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Freshly Pressed Enterprises, Inc. All inter-company transactions and balances have been eliminated.

b)	Foreign Currency Translation

The Company’s wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than the reporting currency are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity.

Transactions undertaken in currencies other than the reporting currency are translated at the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in the statement of operations.

c)	Revenue Recognition and Accounts Receivable

The Company recognizes sales when the following criteria are met: persuasive evidence of an agreement exists, shipment has occurred, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Shipping and handling charges billed to customers are included in revenue, and the related shipping and handling costs are included in cost of goods sold.

Accounts receivable consists of receivables from customers. The Company does not provide allowances for merchandise returns or claims due to the nature of the goods sold (reclaimed textiles), however, the Company does provide an allowance for doubtful accounts through periodic evaluations of the aging of accounts receivable.

Note 2	Significant Accounting Policies – (cont’d)

d)	Organization Costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby organization and initial costs incurred with the incorporation and initial capitalization of the Company are charged to operations as incurred.

e)	Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

f)	Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS 128 requires presentation of both basic and diluted loss per share (“LPS”) on the face of the income statement. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted LPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted LPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted LPS excludes all dilutive potential common shares if their effect is anti dilutive.

g)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities and due to related parties approximate their carrying values due to the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2	Significant Accounting Policies – (cont’d)

h)	New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adopted could have a material affect on the accompanying financial statements.

Note 3	Capital Stock – Notes 1, 4 and 9

During the period from November 15, 2004 (Date of Inception) to August 31, 2006, the Company issued 75,900,000 common shares for proceeds of $75,750. Included in these share issuances were 50,800,000 common shares issued to directors and former directors of the Company for proceeds of $13,000.

At August 31, 2006 and 2005, there were no outstanding stock options or warrants.

Note 4	Related Party Transactions – Notes 3, 6 and 9

The President of the Company provides management services to the Company. During the year ended August 31, 2006, the Company incurred $29,331 (2005: $20,722) for executive compensation.

The amounts due to related parties are due to directors and former directors of the Company and represent cash advances and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5	Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2006	2005
Statutory tax rate	18%	15%

Deferred tax assets
Non-capital loss carryforward	$16,000	$2,065
Less: valuation allowance	(16,000)	(2,065)

	$-	$-

Note 5	Income Taxes – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At August 31, 2006, the Company has a tax loss carryforward of $89,000 which will expire in 2025, the benefit of which has not been recorded in these financial statements.

Note 6	Acquisition of Freshly Pressed Enterprises Inc.

By agreement dated February 4, 2005, the Company acquired 100% of the issued and outstanding common shares of Freshly Pressed for cash of $6,058 (Cdn$7,500). The controlling shareholder of the Company was also the controlling shareholder of Freshly Pressed at the date of acquisition. The subsidiary’s business is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries. The acquisition was completed on February 15, 2005 and has been accounted for as a transfer of shares between entities under common control.

These consolidated financial statements include the operations of Freshly Pressed from the date of commencement of the business of the Company, February 4, 2005. The amount paid in excess of the carrying value of the assets of Freshly Pressed is deemed to be a dividend paid to the controlling shareholder of the Company. The carrying value of the net assets of Freshly Pressed at the date of acquisition were as follows:

Cash	$4,450
Accounts receivable	7,341
Accounts payable	(1,078)
Due to related parties	(5,129)

Net assets	5,584
Acquisition price	6,058

Deemed dividend	$474

Note 7	Segmented Information

The Company operates in one business segment which is the sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries. Revenues by geographic segment are as follows:

	2006	2005

Canada	$24,514	$57,975
United States of America	212,991	74,058

	$237,505	$132,033

During the year ended August 31, 2006, two customers accounted for 98% of revenues; 90% and 8% respectively.

During the year ended August 31, 2005, two customers accounted for 92% of revenues, 56% and 36% respectively.

Note 8	Financial Instruments

a)	Credit Risk:

The Company provides credit to its clients in the normal course of operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent losses.

b)	Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through accounts receivable and accounts payable to be settled in Canadian dollars. The Company monitors this exposure, but had no hedge positions at August 31, 2006 and 2005.

Note 9	Subsequent Events – Note 1

Subsequent to August 31, 2006, the Company received loan proceeds of $10,000 from a director of the Company. These advances are unsecured, non-interest bearing and have no specific terms of repayment.

Note 10	Accounts Payable and Accrued Liabilities

	2006	2005

Accounts payable	$59,393	$21,592
Accrued liabilities	10,900	10,764

	$70,293	$32,356

Note 11	Comparative Figures

Certain prior year’s comparative figures have been reclassified to conform with the presentation used in the current year.

Item 8. Changes in Registrant’s Certifying Accountant

There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Greg McAdam	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	27	November 20, 2004
Vladislav Iaroukov	Director	48	November 17, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Greg McAdam

Mr. McAdam is our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director. Mr. McAdam has served in those capacities since November 20, 2004. Following his graduation from high school in

1997, Mr. McAdam was employed by Wesco Ltd., a used clothing transportation company, as a driver until 1999. Between 1999 and 2000, Mr. McAdam worked as a cable installer and sales manager with Expertech Cablecom Inc. From 2000 to 2003, Mr. McAdam was employed as an account manager with Buffalo Industries Inc., a used clothing distributor located in Seattle, Washington. In 2004, Mr. McAdam was employed by Parklane Homes Ltd., a real estate development company, as a sales assistant, until he founded Freshly Pressed Enterprises in September 2004.

Vladislav Iaroukov

Mr. Iaroukov became a director of our company on November 17, 2006. Mr. Iaroukov has over twenty years of computer experience and has been employed with ViXS Systems as a senior software engineer since January 2003 where he designs, develops and maintains computer software programs. Prior to that time, he was a contractor for Mailing Innovations where he developed an application that formats documents for high-speed ink-jet printers and a senior software engineer with Mobile Computing Corporation where he designed, developed and maintained computer software programs. Mr. Iaroukov completed his Master of Science, Cybernetics (Computer Science) in 1982 from the Institute of Steel and Alloys in Moscow, Russia. Mr. Iaroukov became a Microsoft Certified Specialist in January 2006.

Family Relationships

There are no family relationships among our directors or officers.

Committees of the Board Of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. We are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of the fiscal year of our successor company ended August 31, 2006.

EXECUTIVE COMPENSATION

No executive officer of our company or our subsidiary received annual salary and bonus in excess of $100,000 for our company’s fiscal year ended August 31, 2006 and from November 15, 2004 (Date of Inception) to August 31, 2005. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation(1)
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)(1)	Awards		Payouts	All Other Compen- sation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Greg McAdam President, Secretary, Treasurer and Director	2006 2005(2)	$29,331 $20,722	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Period from November 15, 2004 (Date of Inception) to August 31, 2005.

Stock Option Grants

As of the date of this annual report on Form 10-KSB, we do not have any outstanding options, warrants to purchase our common stock or securities convertible into shares of our common stock.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set forth below, we have not entered into any employment agreements with our officers and directors and have paid no compensation to them.

Effective September 1, 2005, Freshly Pressed Enterprises entered into a management services agreement with Mr. McAdam. Pursuant to the terms of the management services agreement, we agreed to pay to Mr. McAdam management fees of $2,900 CDN (approximately $2,356 USD) for the month of September 2005 and management fees of $2,800 CDN (approximately $2,275 USD) per month thereafter. The management services agreement extends for a term of one year beginning on September 1, 2005 and does not contain any compensatory arrangements with respect to the early termination of the agreement or any change in control provisions.

Stock Option Plan

Our board of directors has not adopted a stock option plan.

Director’s Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth, as of November 20, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Greg McAdam President, Secrtary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director 301 West Holly Street, D-15 Bellingham, WA 98225	48,000,000	63.2%
Vladislav Iaroukov Director 817 Hillgrove Ct. Las Vegas, Nevada 89145	Nil	N/A
Directors and Officers (as a group)	48,000,000	63.2%

(1) Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 20, 2006.

(2) Based upon 75,900,000 issued and outstanding shares of common stock as of November 20, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, during the last two years we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeded $60,000, and in which, to our knowledge, any of the following persons had, or is to have, a direct or indirect material interest: a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

The President of our company provides management services to us. During the year ended August 31, 2006, we incurred $29,331 (2005: $20,722) for executive compensation.

The amounts due to related parties are due to directors and former directors of our company and represent cash advances and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).

3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).
3.3

Articles of Merger filed with the Secretary of State of Nevada on November 1, 2006, effective November 6, 2006 (incorporated by reference from our current report on Form 8-K filed on November 6, 2006).

3.4

Certificate of Change filed with the Secretary of State of Nevada on November 2, 2006 and which is effective November 6, 2006 (incorporated by reference from our current report on Form 8-K filed on November 6, 2006).

(4)	Instruments defining rights of security holders, including indentures
4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).
(10)	Material Contracts
10.1

Share Purchase Agreement between Freshly Pressed Enterprises Inc. and Eagle Ridge Ventures Inc. dated February 4, 2005 (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).

10.2

Management Services Agreement between Freshly Pressed Enterprises and Greg McAdam dated September 1, 2005 (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).

(21)	Subsidiaries
21.1*	List of Subsidiaries
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES

Audit Fees

The aggregate fees billed for the fiscal year ended August 31, 2006 and from November 15, 2004 (Date of Inception) to August 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $16,396 and $9,000, respectively. In addition, fees billed for audit related fees for the respective periods were $17,133 and $Nil, and all other fees for the respective periods were $4,219 and $Nil.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODYNE ETHANOL ENERGY CORP.

By: /s/ Greg McAdam

Greg McAdam

President, Chief Executive Officer, Chief Financial Officer, Secretary,

Treasurer and Director

(Principal Executive Officer and Principal Financial and Principal Accounting Officer)

Date: November 29, 2006

CW960532.2