Form 10QSB
period 2006-11-30
ALGODYNE ETHANOL ENERGY CORP.
filed 2007-01-19
CIK 1346848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52094

ALGODYNE ETHANOL ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0773943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 West Holly Street, D-15, Bellingham, WA 98225
(Address of principal executive offices)

360.820.2620
(Issuer's telephone number)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  75,900,000 common shares issued and outstanding as of January 17, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

ALGODYNE ETHANOL ENERGY CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

ALGODYNE ETHANOL ENERGY CORP.

INTERIM CONSOLIDATED BALANCE SHEETS

November 30, 2006 and August 31, 2006

(Stated in US Dollars)

(Unaudited)

		November 30,	August 31,
ASSETS		2006	2006

Current
Cash		$ 36,009	$ 9,949
Accounts receivable		6,479	44,828
Corporation income taxes receivable		2,143	2,212
Prepaid expenses		231	320

		$ 44,862	$ 57,309

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6		$ 73,316	$ 70,293
Due to related parties – Note 4		28,714	1,597

		102,030	71,890

STOCKHOLDERS’ DEFICIENCY

Common stock - $0.001 par value – Note 3
600,000,000	shares authorized
75,900,000	shares issued and outstanding (August 31, 2006 – 75,900,000)	75,900	75,900
Additional paid-in capital (deficiency)		(624)	(624)
Accumulated deficit		(132,620)	(90,490)
Accumulated foreign currency translation adjustments		176	633

		(57,168)	(14,581)

		$ 44,862	$ 57,309

SEE ACCOMPANYING NOTES

5

ALGODYNE ETHANOL ENERGY CORP.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended November 30, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	2006	2005

Revenue
Sales	$ 57,651	$ 58,599

Cost of sales
Purchases	48,895	43,857
Commissions	1,464	-
Freight	4,363	3,312

	54,722	47,169

Gross profit	2,929	11,430

General and administrative expenses
Accounting and audit fees	17,599	4,584
Bank charges and interest	459	333
Executive compensation – Note 4	7,453	7,211
Filing	497	215
Legal fees	16,556	483
Office and administration	650	872
Rent	360	285
Telephone	710	332
Transfer agent	775	-

	(45,059)	(14,315)

Net loss for the period	(42,130)	(2,885)

Other comprehensive loss:
Foreign currency translation adjustment	(457)	-

Comprehensive loss for the period	$ (42,587)	$ (2,885)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	75,900,000	75,900,000

SEE ACCOMPANYING NOTES

6

ALGODYNE ETHANOL ENERGY CORP.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended November 30, 2006 and 2005

(Stated in US Dollars)

(Unaudited)

	2006	2005

Operating Activities
Net loss for the period	$ (42,130)	$ (2,885)
Changes in non-cash working capital balances related to operations
Accounts receivable	37,447	6,404
Prepaid expenses	89	-
Accounts payable and accrued liabilities	4,141	(1,077)

	(453)	2,442

Financing Activity
Increase (decrease) in due to related parties	27,142	(4,096)

Foreign currency translations effect on cash	(629)	240

Increase (decrease) in cash during the period	26,060	(1,414)

Cash, beginning of the period	9,949	75,508

Cash, end of the period	$ 36,009	$ 74,094

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 15, 2004 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

					Accumulated
					Foreign
	Note 2		Additional		Currency
	Common Stock		Paid-in	Accumulated	Translation
	Number	Par Value	Capital	Deficit	Adjustments	Total

Issued for cash:
At initial capitalization - at $0.000125	48,000,000	$ 48,000	$ (42,000)	$ -	$ -	$ 6,000
Pursuant to private placements - at $0.0025	27,900,000	27,900	41,850	-	-	69,750
Net loss for the period	-	-	-	(17,429)	-	(17,429)
Foreign currency translation adjustment	-	-	-	-	194	194
Deemed dividend	-	-	(474)	-	-	(474)

Balance, August 31, 2005	75,900,000	75,900	(624)	(17,429)	194	58,041

Net loss for the year	-	-	-	(73,061)	-	(73,061)
Foreign currency translation adjustment	-	-	-	-	439	439

Balance, August 31, 2006	75,900,000	75,900	(624)	(90,490)	633	(14,581)

Net loss for the period	-	-	-	(42,130)	-	(42,130)
Foreign currency translation adjustment	-	-	-	-	(457)	(457)

Balance, November 30, 2006	75,900,000	$ 75,900	$ (624)	$ (132,620)	$ 176	$ (57,168)

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s August 31, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2006 annual financial statements.

Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ended August 31, 2007.

Note 2	Nature and Continuance of Operations

AlgoDyne Ethanol Energy Corp. (the “Company”) was incorporated on November 15, 2004 under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

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

ALGODYNE ETHANOL ENERGY CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 2	Nature and Continuance of Operations – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $132,620 since its inception, has a working capital deficiency of $57,168 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Capital Stock

During the period from November 15, 2004 (Date of Inception) to August 31, 2006, the Company issued 75,900,000 common shares for proceeds of $75,750. Included in these share issuances were 50,800,000 common shares issued to directors and former directors of the Company for proceeds of $13,000.

At November 30, 2006 there were no outstanding stock options or warrants.

Note 4	Related Party Transactions – Notes 3

The President of the Company provides management services to the Company. During the three months ended November 30, 2006, the Company incurred $7,453 (2005: $7,211) for executive compensation.

The amounts due to related parties are due to directors and former directors of the Company and represent cash advances and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment. On December 11, 2006, the director advanced a further $5,925.

ALGODYNE ETHANOL ENERGY CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 5	Segmented Information

The Company operates in one business segment which is the sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries. Revenues by geographic segment are as follows:

	2006	2005

Canada	$ 617	$ 13,057
United States of America	57,034	45,542

	$ 57,651	$ 58,599

During the three months ended November 30, 2006, a total of two customers accounted for 100% of revenues, 99% and 1% respectively.

During the three months ended November 30, 2005, a total of two customers accounted for 93% of revenues, 77% and 16% respectively.

Note 6	Accounts Payable and Accrued Liabilities

	November 30,	August 31,
	2006	2006

Accounts payable	$ 67,516	$ 59,393
Accrued liabilities	5,800	10,900

	$ 73,316	$ 70,293

Note 7	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "AlgoDyne" means AlgoDyne Ethanol Energy Corp. and our wholly-owned subsidiaries.

Corporate History

We were incorporated in the State of Nevada on November 15, 2004. On October 19, 2006, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change of our company through a merger with our subsidiary. On November 3, 2006, we merged our subsidiary with and into our company, with our company carrying on as the surviving corporation under the name AlgoDyne Ethanol Energy Corp. Our name change was effected with NASDAQ on November 6, 2006 and our ticker symbol on the OTC Bulletin Board was changed to "ADYN". In addition, we effected an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock on November 3, 2006. As a result, our authorized capital increased from 75,000,000 shares of common stock to 600,000,000 shares of common stock.

We have two wholly-owned subsidiaries consisting of Freshly Pressed Enterprises Inc., a British Columbia corporation that was incorporated on September 30, 2004, and AlgoDyne Energy Operating Corp., a Nevada corporation that was incorporated on November 13, 2006. All of our operations related to our reclaimed textile business are conducted through Freshly Pressed Enterprises. AlgoDyne Energy Operating has been inactive since incorporation.

Our Current Business

We are engaged in the business of buying and selling reclaimed textiles. We generate revenues by arranging the sale of reclaimed textiles to large, international wholesale buyers and, occasionally, to a small number of vintage clothing stores.

To date, our company has not been as successful as hoped in implementing our business plan. As management of our company investigated opportunities and challenges in the business of buying and selling reclaimed textiles, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Although we are continuing with our reclaimed textiles business, we are simultaneously seeking business opportunities in other industries. Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of another entity with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. Although we have identified certain technologies associated with the ethanol industry as a potential business opportunity, we have not entered into any definitive agreements and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunity identified by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

PLAN OF OPERATIONS

Overview

Discussion of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We are currently engaged in the business of buying and selling reclaimed textiles. Although we plan to pursue our textile business at this time, we are simultaneously seeking alternate business opportunities in other industries. Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of a target business with our company.

As of November 30, 2006, our company had cash and cash equivalents of $36,009 and a working capital deficiency of $57,168. Until such time that we locate and develop an alternative and viable business opportunity, we intend to continue with our reclaimed textiles business. We anticipate that we will spend approximately $20,000 over the next twelve months on expanding our reclaimed textiles business by developing relationships with new customers and suppliers, solidifying relationships with existing customers and suppliers and increasing our operative and sales volume capacities. This $20,000 is in addition to the costs discussed in the chart below which sets out our estimated operating expenses for the next twelve month period regardless of whether we continue with our reclaimed textiles business or focus entirely on new business opportunities. Specifically, we anticipate that we will spend the $20,000 on marketing and networking efforts, including the maintenance of our website located at www.freshlypressedinc.com and telephone and in-person marketing. The information contained on our website is not included in the quarterly report. If we are successful in locating a suitable business opportunity through which to carry out an asset acquisition or business combination, we may determine to cease our textiles business and concentrate on the development of the new business. Under such circumstances, we anticipate that we will cease all expenditures related to our reclaimed textiles business.

We anticipate that we will incur approximately $25,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, and regardless of whether we continue with our reclaimed textiles business or focus entirely on new business opportunities, we estimate our general operating expenses for the next twelve period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$15,000
Total	$415,000

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $300,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $15,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies and office equipment.

Liquidity and Capital Resources

As of November 30, 2006, we had cash and cash equivalents of $36,009 and $102,030 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities and amounts due to related parties. We had a working capital deficiency of $57,168 as of November 30, 2006.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $42,130 for the three months ended November 30, 2006. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $415,000, excluding the costs associated with the continued operation of our reclaimed textiles business and excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $57,168 as of November 30, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful operation or our reclaimed textiles business or successful development of a suitable alternative business and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity or debt financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of January 17, 2007 which have a material effect on our company or our operations

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". Prospective investors should consider carefully the risk factors set out below.

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

We are highly dependent on our senior management and the loss of any of our directors could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that the continued success of our reclaimed textiles business depends to a significant extent upon the efforts and abilities of our directors and officers. Mr. McAdam has approximately five years of experience in the used clothing and textiles business. We believe that the loss of Mr. McAdam's business and management experience could hinder our ability to pursue our stated plan of operation and to obtain additional financing, if and when required.

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

RISKS RELATED TO OUR COMMON STOCK

Because our officers and directors control a large percentage of our common stock, such persons have the ability to influence matters affecting our shareholders.

Our officers and directors, in the aggregate, beneficially own 63.2% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors will not be able to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of the insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-B
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).
3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).
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

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODYNE ETHANOL ENERGY CORP.

By: /s/ Greg McAdam_____________________________________

Greg McAdam

President, Chief Executive Officer, Chief Financial Officer, Secretary,

Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: January 19, 2007