Form 10QSB
period 2007-02-28
ALGODYNE ETHANOL ENERGY CORP.
filed 2007-04-23
CIK 1346848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52094

ALGODYNE ETHANOL ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0773943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1709 – 808 Nelson Street, Vancouver, B.C. V6Z 2H2
(Address of principal executive offices)

702.354.8297
(Issuer's telephone number)

817 Hillgrove Ct. Las Vegas, Nevada 89145
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,800,000 common shares issued and outstanding as of April 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended February 28, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

ALGODYNE ETHANOL ENERGY CORP.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

(Stated in US Dollars)

ALGODYNE ETHANOL ENERGY CORP.
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2007 and August 31, 2006
(Unaudited)
(Stated in US Dollars)

	February 28,	August 31,
	2007	2006

ASSETS

Current
Cash	$60,360	$9,949
Accounts receivable	2,163	44,828
Deposit – Note 10	50,685	-
Corporation income taxes receivable	2,108	2,212
Prepaid expenses	231	320

	$115,547	$57,309

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$55,507	$70,293
Short term advances – Note 7	29,398	-
Demand loan – Note 8	100,000	-
Due to related parties – Note 4	28,255	1,597

	213,160	71,890

STOCKHOLDERS’ EQUITY

Common stock - $0.001 par value – Note 3
600,000,000 shares authorized
55,800,000 shares issued and outstanding	55,800	75,900
(August 31, 2006 – 75,900,000)
Additional paid-in capital	19,476	(624)
Accumulated deficit	(173,194)	(90,490)
Accumulated foreign currency translation adjustments	305	633

	(97,613)	(14,581)

	$115,547	$57,309

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended February 28, 2007 and 2006,
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenue
Sales	$-	$35,387	$57,651	$93,986

Cost of sales
Purchases	-	26,154	48,895	70,011
Commissions	-	-	1,464	-
Freight	-	843	4,363	4,155

	-	(26,997)	(54,722)	(74,166)

Gross profit	-	8,390	2,929	19,820

General and administrative expenses
Accounting and audit fees	5,404	13,661	23,003	18,245
Bad debt expense	4,807	-	4,807	-
Bank charges and interest	909	383	1,368	716
Consulting	3,500	3,186	3,500	3,186
Executive compensation – Note 4	4,587	7,268	12,040	14,479
Filing	-	1,094	497	1,309
Legal fees	1,117	11,226	17,673	11,709
Office and administration	18,350	1,178	19,000	1,752
Rent	120	285	480	570
Telephone	759	529	1,469	861
Transfer agent	990	1,245	1,765	1,245
Travel and promotion	31	24	31	322

	(40,574)	(40,079)	(85,633)	(54,394)

Loss before corporation income taxes	(40,574)	(31,689)	(82,704)	(34,574)

Corporation income taxes	-	11	-	11

Net loss for the period	(40,574)	(31,678)	(82,704)	(34,563)

Foreign currency translation adjustment	129	461	(328)	557

Comprehensive loss	$(40,445)	$(31,217)	$(83,032)	$(34,006)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	72,235,359	75,900,000	72,235,359	75,900,000

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended February 28, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Six months	Six months
	ended	ended
	February 28,	February 28,
	2007	2006

Operating Activities
Net loss for the period	$(82,704)	$(34,563)

Changes in non-cash working capital
balances related to operations
Accounts receivable	41,090	17,185
Deposit	(50,694)	-
Corporation income taxes receivable	-	(1,342)
Prepaid expenses	89	(633)
Accounts payable and accrued liabilities	(13,174)	13,420

	(105,393)	(5,933)

Financing Activities
Short term advances	28,156	-
Demand loan	100,000	-
Due to related parties	27,932	(9,546)

	156,088	(9,546)

Foreign currency translations	(284)	557

Increase(decrease) in cash during the period	50,411	(14,922)

Cash, beginning of the period	9,949	75,508

Cash, end of the period	$60,360	$60,586

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the period November 15, 2004 (Date of Inception) to February 28, 2007
(Unaudited)
(Stated in US Dollars)

					Accumulated
					Foreign
			Additional		Currency
	Common Stock		Paid-in	Accumulated	Translation
	Number	Par Value	Capital	Deficit	Adjustments	Total

Issued for cash:
At initial capitalization - at $0.000125	48,000,000	$48,000	$(42,000)	$-	$-	$6,000
Pursuant to private placements - at $0.0025	27,900,000	27,900	41,850	-	-	69,750
Net loss for the period	-	-	-	(17,429)	-	(17,429)
Foreign currency translation adjustment	-	-	-	-	194	194
Deemed dividend	-	-	(474)	-	-	(474)

Balance, August 31, 2005	75,900,000	75,900	(624)	(17,429)	194	58,041

Net loss for the year	-	-	-	(73,061)	-	(73,061)
Foreign currency translation adjustment	-	-	-	-	439	439

Balance, August 31, 2006	75,900,000	$75,900	$(624)	$(90,490)	$633	$(14,581)

Cancellation of shares – Note 3	(20,100,000)	(20,100)	20,100	-	-	-
Net loss for the period	-	-	-	(82,704)	-	(82,704)
Foreign currency translation adjustment	-	-	-		(328)	(328)

Balance, February 28, 2007	55,800,000	$55,800	$19,476	$(173,194)	$305	$(97,613)

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)
(Stated in US Dollars)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s August 31, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2006 annual financial statements.

Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ended August 31, 2007.

Note 2	Nature and Continuance of Operations

AlgoDyne Ethanol Energy Corp. (the “Company”) was incorporated on November 15, 2004 under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the Counter Bulletin Board.

By Agreement dated October 24, 2006 and effective November 3, 2006, a wholly owned subsidiary of the Company, Algodyne Ethanol Energy Corp. was incorporated on October 19, 2006 under the laws of the State of Nevada, was merged into the Company for the sole purpose of changing the Company’s name. The Company became the surviving entity and changed its name form Eagle Ridge Ventures Inc. to AlgoDyne Ethanol Energy Corp. to further reflect the Company’s anticipation of pursuing other business opportunities. The Company also incorporated an additional subsidiary of November 13, 2006 under the name of AlgoDyne Energy Operating Corp., a Nevada corporation, which is inactive. In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on an 8 new for 1 old basis. The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

The Company owns 100% of the issued and outstanding common shares of Freshly Pressed Enterprises Inc. (Freshly Pressed), a British Columbia, Canada. The Company was incorporated on September 30, 2004, whose business is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries.

Due to the lack of growth in the reclaimed textile business, we are simultaneously seeking alternate business opportunities in other industries, one of which is the renewable energy business.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $173,194 since its inception, has a working capital deficiency of $97,613 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going

ALGODYNE ETHANOL ENERGY CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)
(Stated in US Dollars)

concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Capital Stock

During the period from November 15, 2004 (Date of Inception) to February 28, 2007, the Company issued 75,900,000 common shares for proceeds of $75,750. Included in these share issuances were 50,800,000 common shares issued to directors and former directors of the Company for proceeds of $13,000.

On January 26, 2007 the former President and director of the Company resigned and tendered 20,100,000 common shares at a par value of $0.001 for cancellation for nominal consideration. The cancellation and return to treasury of shares was recorded at its previously recorded value.

At February 28, 2007, there were no outstanding stock options or warrants.

Note 4	Related Party Transactions

The President of the Company provides management services to the Company. During the six months ended February 28, 2007, the Company incurred $12,040 (February 28, 2006: $14,479) for executive compensation.

The amounts due to related parties are due to directors and former directors of the Company and represent cash advances and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5	Segmented Information

During the period from November 15, 2004 to February 28, 2007, the Company operated one business segment which is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries. Revenues by geographic segment are as follows:

	Six months ended
	February 28,
	2007	2006

Canada	$-	$16,480
United States of America	57,651	77,506

	$57,651	$93,986

During the six months ended February 28, 2007, one customer accounted for 99% of revenues. During the six months ended February 28, 2006, two customers accounted for 95% of revenues, 82% and 13% respectively.

Note 6	Accounts Payable and Accrued Liabilities

	February 28,	August 31,
	2007	2006

Accounts payable	$48,742	$59,393

ALGODYNE ETHANOL ENERGY CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)
(Stated in US Dollars)

Accrued liabilities	6,765	10,900

	$55,507	$70,293

Note 7	Short Term Advances

The Company has received short term advances that are payable on demand, unsecured and non- interest bearing. $21,790 is from a former director of the Company.

Note 8	Demand Loan

On January 29, 2007, the Company was loaned $100,000. This loan is payable on demand, is unsecured and bears interest at a rate of 6% per annum.

Note 9	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Note 10	Subsequent Events

On February 21, 2007, the Company deposited $50,000 into an attorney’s trust account to explore a potential business opportunity. On March 3, 2007, the deposit was returned to the Company as a result of management’s decision to not explore the business opportunity further.

By a loan agreement dated March 24, 2007, the Company received $275,000. This loan is payable on demand, unsecured and bears interest at 6% per annum.

On April 3, 2007 the Company announced its intentions to raise $1,000,000 through the issuance of shares of its capital stock at $0.70 per share. The Company intends to use the proceeds for an acquisition or to fund product development in the alternative energy business.

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

          Due to the lack of growth in the reclaimed textile business and as part of our decision to pursue alternate businesses in other industries, Greg McAdam, our former President and director, tendered his resignation. On January 26, 2007, Richard Ritter v. Raffay was appointed as our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and a director of our company. As a result of Mr. McAdam’s resignation, Mr. McAdam tendered 20,100,000 common shares for cancellation without consideration.

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

Plan of Operation

          We are currently engaged in the business of buying and selling reclaimed textiles. However, due to the lack of growth in this business segment, we are simultaneously seeking alternate business opportunities in other industries, one of which is the renewable energy business.

          Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of a target business with our company.

          As part of our strategy to enter the renewable energy business, management is looking to raise debt and equity to finance its acquisition of technologies and assets.

Results of Operations for the Six Months Ended February 28, 2007 and February 28, 2006

          Revenues for the six months ended February 28, 2007 amounted to $57,651 compared to $93,986 for the same period ended February 28, 2006. Cost of sales for the six months ended February 28, 2007 amounted to $54,722 compared to $74,166 for the same period ended February 28, 2006. Gross profit amounted to $2,929 during the six months ended February 28, 2007 compared to $19,820 for the same period ended February 28, 2006.

          General and administrative expenses for the six months ended February 28, 2007 were $85,633 compared to $54,394 for the same period ended February 28, 2006. The increase of $31,239 during the six months ended February 28, 2007 reflected increased legal, accounting, office and administration and consulting fees associated with pursuing other business opportunities. A provision for bad debt expense of $4,807 was included in expenses for the six months ended February 28, 2007 and we incurred no such expenses during the 2006 comparative period.

          The net loss for the six months ended February 28, 2007 was $82,704 compared to $34,563 for the same period ended February 28, 2006.

Results of Operations for the Three Months Ended February 28, 2007 and February 28, 2006

          Revenues and cost of sales for the three months ended February 28, 2007 were $Nil compared to $35,387 and $26,997, respectively, for the same three months ended February 28, 2006. We generated gross profits of $Nil during the three months ended February 28, 2007 compared to $8,390 for the same period ended February 28, 2006.

          General and administrative expenses slightly increased from $40,079 during the three months ended February 28, 2006 to $40,574 during the three months ended February 28, 2007, which represents an increase of $495.

          The net loss for the three months ended February 28, 2007 amounted to $40,574 compared to $31,678 for the same three months ended February 28, 2006.

          As of February 28, 2007, our company had cash of $60,360 and a working capital deficiency of $97,613. Until such time that we locate and develop an alternative and viable business opportunity, we intend to continue with our reclaimed textiles business. We anticipate that if we decide to stay in the reclaimed textile business, we will spend approximately $20,000 over the next twelve months on expanding our reclaimed textiles business by developing relationships with new customers and suppliers, solidifying relationships with existing customers and suppliers and increasing our operative and sales volume capacities. This $20,000 is in addition to the costs discussed in the chart below which sets out our estimated operating expenses for the next twelve month period regardless of whether we continue with our reclaimed textiles business or focus entirely on new business opportunities. Specifically, we anticipate that we will spend the $20,000 on marketing and networking efforts, including the maintenance of our website located at www.freshlypressedinc.com and telephone and in-person marketing. The information contained on our website is not included in this quarterly report. If we are successful in locating a suitable business opportunity through which to carry out an asset acquisition or business combination, we may determine to cease our textiles business and concentrate on the development of the new business. Under such circumstances, we anticipate that we will cease all expenditures related to our reclaimed textiles business.

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

          In addition to the costs set out above, and regardless of whether we continue with our reclaimed textiles business or focus entirely on new business opportunities, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$15,000
Total	$415,000

Employees

          Currently we have no employees other than our sole officer, Mr. Richard Ritter v. Raffay. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

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

Liquidity and Capital Resources

          As of February 28, 2007, we had cash of $60,360 and $213,160 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, short term advances, a demand loan and amounts due to related parties. We had a working capital deficiency of $97,613 as of February 28, 2007.

          To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

          We incurred a net loss of $40,574 for the three months ended February 28, 2007. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $415,000, excluding the costs associated with the continued operation of our reclaimed textiles business and excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $97,613 as of February 28, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Operating Activities

          Operating activities used cash of $105,393 during the six months ended February 28, 2007 as compared to $5,933 during the same period ended February 28, 2006. The increase in operating activities during the six months ended February 28, 2007 was largely the result of our increased net loss during the period and the deposit discussed in Note 10 to our unaudited consolidated financial statements included herein.

Investing Activities

          Investing activities used cash of $Nil during the six months ended February 28, 2007 and 2006.

Financing Activities

          Financing activities provided cash of $156,088 during the six months ended February 28, 2007 as compared to financing activities which used cash of $9,546 during the six months ended February 28, 2006. Short term advances, a loan and amounts from related parties provided cash of $156,088 during the six months ended February 28, 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

          We have determined that there were no new accounting pronouncements as of April 16, 2007 which have a material effect on our company or our operations

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

Our sole executive officer has other business interests, and as a result, he may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

          Richard Ritter v. Raffay presently spends approximately 25% of his business time on business management services for our company and retains the necessary consultants to assist in the development of our business on an as needed basis. Management has determined that Mr. Richard Ritter v. Raffay spends a reasonable time in pursuit of our company's interests. Due to the time commitments from Mr. v Raffay’s other business interests, however, Mr. v Raffay may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. v Raffay’s other business interests. To mitigate any such interruption, we are currently seeking to add additional management and will also continue to retain the necessary consultants in future exploration activities.

          We believe that the continued success of our reclaimed textiles business depends to a significant extent upon the efforts and abilities of our directors and officer.

Our existing customer base is concentrated and the loss of a major customer would be difficult to replace and the loss of any of our major customers would negatively impact our business.

          One customer in the reclaimed textile business currently account for a majority of our revenues. The loss of this customer would significantly damage our revenue base and future business prospects. We cannot guarantee that this customer will remain with us or that we will be able to acquire new customers to replace them in the event of its loss.

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

Item 3. Controls and Procedures.

          As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

By:    /s/ Richard Ritter v. Raffay
          Richard Ritter v. Raffay
          President, Chief Executive Officer, Chief Financial Officer, Secretary,
          Treasurer and Director
          (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 23, 2007