Form 10QSB
period 2007-05-31
ALGODYNE ETHANOL ENERGY CORP.
filed 2007-07-23
CIK 1346848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52094

ALGODYNE ETHANOL ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0773943
(State or jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1709 – 808 Nelson Street, Vancouver, B.C. V6Z 2H2
(Address of principal executive offices)

1-800-286-6966
(Issuer’s telephone number)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

 Yes ☐  ☒No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

55,800,000 common shares issued and outstanding as of July 23, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

click here for printer-friendly PDF version

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim consolidated balance sheets of AlgoDyne Ethanol Energy Corp. (formerly Eagle Ridge Ventures Inc.) and its subsidiaries, AlgoDyne Energy Operating Corp. at May 31, 2007 and the interim consolidated statement of operations and interim consolidated statement of cash flow for the three and nine months ended May 31, 2007 and 2006 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim consolidated financial statements for the quarter ended May 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

ALGODYNE ETHANOL ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007

(Unaudited)

(Stated in US Dollars)

ALGODYNE ETHANOL ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

MAY 31, 2007 and AUGUST 31, 2006

(Unaudited)
(Stated in US Dollars)

	May 31,	August 31, 2006
	2007
ASSETS
Current
Cash	$333,702	$9,949
Accounts receivable	754	44,828
Deposits	743	-
Corporation income taxes receivable	-	2,212
Prepaid expenses – Note 4 and 11	1,216,143	320

	$1,551,342	$57,309

LIABILITIES
Current
Accounts payable and accrued liabilities - Notes 5 and 8	$85,843	$70,293
Accrued interest payable – Note 7	3,469	-
Short term advances – Note 6	30,461	-
Demand loans – Note 7	1,587,120	-
Due to related parties – Note 8	28,283	1,597
	$1,735,176	$71,890

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Common stock - $0.001 par value – Notes 3 and 11
600,000,000 shares authorized
55,800,000 shares issued and outstanding
(August 31, 2006 – 75,900,000)	55,800	75,900
Additional paid-in capital	19,476	(624)
Accumulated deficit	(255,598)	(90,490)
Accumulated foreign currency translation adjustments	(3,512)	633
	(183,834)	(14,581)

	$1,551,342	$57,309

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and mine months ended May 31, 2007 and 2006

 (Unaudited)
(Stated in US Dollars)

THREE MONTHS ENDED MAY 31			NINE MONTHS ENDED MAY 31
	2007	2006	2007	2006
Revenue
Sales	$ -	$ 58,663	$ 57,651	$ 152,649

Cost of sales
Purchases	-	41,672	48,895	111,683
Commissions	-	-	1,464	-
Freight	-	4,669	4,363	8,824
		46,341	54,722	120,507

Gross profit	-	12,322	2,929	32,142

General and administrative expenses
Accounting and audit fees	7,166	10,862	30,169	29,107
Bad debt expense	58	-	4,865	-
Bank charges and interest	3,638	411	5,006	1,127
Consulting fees – Note 8	37,060	28	40,560	3,214
Executive compensation – Note 8	11,996	7,386	24,036	21,865
Filing	-	503	497	1,812
Legal fees	8,006	10,437	25,679	22,146
Office and administration	(1,214)	926	17,786	2,678
Public relations	8,465	-	8,465	-
Rent	-	285	480	855
Telephone	378	418	1,847	1,279
Transfer agent	605	500	2,370	1,745
Travel and promotion	(23)	19	8	341
Web site expenses	6,269	-	6,269	-
	(82,404)	(31,775)	(168,037)	(86,169)

Loss before corporation income taxes	(82,404)	(19,453)	(165,108)	(54,027)
Corporation income taxes	-	-	-	11

Net loss for the period	(82,404)	(19,453)	(165,108)	(54,016)
Foreign currency translation adjustment	(3,817)	(217)	(4,145)	340

Comprehensive loss	$(86,221)	$(19,670)	$(169,253)	$(53,676)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	66,696,703	9,487,500	66,696,703	9,487,500

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2007 and 2006

(Unaudited)
(Stated in US Dollars)

	Nine months Ended May 31, 2007	Nine months Ended May 31, 2006

Operating Activities

Net loss for the period	$(165,108)	$(54,016)

Changes in non-cash working capital balances
related to operations
Accounts receivable	44,074	3,949
Deposit	(743)	-
Corporation income taxes receivable	2,212	(1,342)
Prepaid expenses	(1,215,823)	(1,828)
Accounts payable and accrued liabilities	15,550	26,473
Accrued interest payable	3,469	-

	(1,316,369)	(26,764)

Financing Activities
Short term advances	30,461	-
Demand loans	1,587,120	-
Due to related parties	26,686	(8,837)

	1,644,267	(8,837)

Foreign currency translations	(4,145)	340

Increase (decrease) in cash during the period	323,753	(35,261)

Cash, beginning of the period	9,949	75,508

Cash, end of the period	$333,702	$40,247

SEE ACCOMPANYING NOTES

 ALGODYNE ETHANOL ENERGY CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period November 15, 2004 (date of inception) to May 31, 2007

(Unaudited)
(Stated in US Dollars)

					Foreign
			Capital		Currency
	Common	Par	In Excess of	Deficit	Translation
	Shares	Value	Par Value	Accumulated	Adjustment	TOTAL

Issued for cash: At initial capitalization – at $0.000125	48,000,000	$48,000	$(42,000)	-	-	$6,000
Pursuant to private placements - at $0.0025	27,900,000	27,900	41,850	-	-	69,750
Net loss for the year	-	-	-	(17,429)	-	(17,429)
Foreign currency translation Adjustment	-	-	-	-	194	194
Deemed dividend	-	-	(474)	-	-	(474)

Balance, August 31, 2005	75,900,000	$75,900	$(624)	$(17,429)	$194	$58,041

Net loss for the year	-	-	-	(73,061)	-	(73,061)
Foreign currency translation Adjustment	-	-	-	-	439	439

Balance, August 31, 2006	75,900,000	$75,900	$(624)	$(90,490)	$633	$(14,581)

Cancellation of shares – Note 3	(21,000,000)	(20,100)	20,100	-	-
Net loss for the nine month period	-	-	-	(165,108)	-	(165,108)
Foreign currency translation Adjustment	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(4,145)	(4,145)

Balance, May 31, 2007	55,800,000	$55,800	$19,476	$(255,598)	$(3,512)	$(183,834)

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

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

Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ended August 31, 2007.

Note 2	Nature and Continuance of Operations

AlgoDyne Ethanol Energy Corp. (the “Company”) was incorporated on November 15, 2004 under the laws of the State of Nevada, USA.  The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

By Agreement dated October 24, 2006 and effective November 3, 2006, a wholly owned subsidiary of the Company, AlgoDyne Ethanol Energy Corp. was incorporated on October 19, 2006 under the laws of the State of Nevada and was merged into the Company for the sole purpose of changing the Company’s name.  The Company became the surviving entity and changed its name from Eagle Ridge Ventures Inc. to AlgoDyne Ethanol Energy Corp. to further reflect the Company’s anticipation of pursuing other business opportunities.  The Company also incorporated an additional subsidiary on November 13, 2006 under the name of AlgoDyne Energy Operating Corp., a Nevada corporation, which is inactive.  In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on an 8 new for 1 old basis.  The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

The Company owns 100% of the issued and outstanding common shares of Freshly Pressed Enterprises Inc. (Freshly Pressed), a British Columbia, Canada company incorporated on September 30, 2004, whose business is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries.

Due to the lack of growth in the reclaimed textile business, the Company is simultaneously seeking alternate business opportunities in other industries, one of which is the renewable energy business.

As at May 30, 2007, the Company became a development stage company. Cumulative figures have not been presented on the interim consolidated statements of operations and cash flows since there has been no development stage activity.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $255,598 since its inception, has a working capital deficiency of $183,834 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3	Capital Stock

During the period from November 15, 2005 (Date of Inception) to May 31, 2007, the Company issued 75,900,000 common shares for proceeds of $75,750.  Included in these share issuances were 50,890,000 common shares issued to directors and former directors of the Company for proceeds of $13,000.

On January 26, 2007, the former President and director of the Company tendered 20,100,000 common shares at a par value of $0.01 for cancellation for nominal consideration.  The cancellation and return to treasury of shares was recorded at its previously recorded value.

At May 31, 2007, there were no outstanding stock options or warrants.

Note 4	Prepaid expenses

On May 30, 2007, the Company prepaid $1,212,120 (Euros 900,000) towards a Sponsoring Agreement with X-Raid GmbH Motorsport and NSP- Network Sport Promotion (Note 11).  The prepaid amount will be expensed equally over the first contractual year covering the period June 1, 2007 to May 31, 2008.

Note 5	Accounts Payable and Accrued Liabilities – Note 8

	May 31, 2007	August 31, 2006

Accounts payable	$50,113	$59,393
Accrued liabilities	35,730	10,900

	$85,843	$70,293

Note 6	Short Term Advances

The Company has received short-term advances that are payable on demand, unsecured and non-interest bearing. $21,790 is from a former director of the Company.

Note 7	Demand Loans

On January 29, 2007, the Company was loaned $100,000.  This loan is payable on demand, unsecured and bears interest at 6% per annum. At May 31, 2007, accrued interest is $2,056.

On March 24, 2007, the Company was loaned $275,000.  This loan is payable on demand, unsecured and bears interest at 6% per annum. At May 31, 2007, accrued interest is $1,413.

On May 30, 2007, the Company was loaned $1,212,120.  This loan is payable on demand, unsecured and bears interest at 6% per annum.

Note 8	Related Party Transactions – Note 6

The amounts due to related parties are due to directors and former directors of the Company and represent cash advances provided to the Company and unpaid compensation.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

During the nine months ended May 31, 2007, a director and officer of the Company charged $20,060 (2006- $Nil) in consulting fees which are included in accrued liabilities.

The former President of the Company provides management services to the Company.  During the nine months ended May 31, 2007, the Company incurred $12,185 (May 31, 2006: $21,865) for executive compensation.

Note 9	Segmented Information

During the period from November 15, 2004 to May 31, 2007, the Company operated one business segment which is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries.  Revenues by geographic segment are as follows:

	Nine months ended May 31,
	2007	2006

Canada	$ 0	$18,595
United States of America	57,651	134,054
	$57,651	$152,649

During the nine months ended May 31, 2007, one customer accounted for 99% of revenues.  During the nine months ended May 31, 2006, two customers accounted for 95% of revenues, 82% and 13% respectively.

Note 10	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Note 11	Commitments – Note 12

On April 3, 2007, the Company announced its intention to raise $1,000,000 through the issuance of shares of its capital stock at $0.70 per share.  The Company intends to use the proceeds for an acquisition or to fund product development in the alternative energy business.

On May 30, 2007, the Company entered into a Sponsoring Agreement between X-Raid GmbH Motorsport and NSP- Network Sport Promotion.   The Sponsoring Agreement provides the Company with the rights to increase its level of awareness in the market place and advertise its future products in the context of international automobile racing sports and events. Under the name patron of the team and the campaign, "ALGODYNE Green Power Racing", the Sponsoring Agreement gives the Company, the lead and title sponsor for a race team using BMW race cars.  The term of the Sponsoring Agreement covers two contractual years, May 31, 2007 to May 30, 2008 and May 31, 2008 and April 30, 2009 respectively.  Each contractual year requires payments of Euros 1,800,000.  Of this amount, Euros 900,000 ($1,212,120) was paid May 30, 2007 and set up as a prepaid expense for the first contractual year.  The remaining Euros 900,000 will be paid in the form of common shares issued out of treasury.  The share price, and thus the amount of shares for the first contractual year shall be the average market price of 10 trading day prices before June 10, 2007.  The exchange rate conversion factor at June 10, 2007 was .748559 Euros and the average share price of 10 trading day prices before June 10, 2007 was $1.012. Using the average share price and currency conversion factor at June 10, 2007, the share commitment amounted to 1,188,053.  The second contract term of the Sponsoring Agreement requires a cash payment of Euros 900,000 on June 1, 2008 and the remaining Euros 900,000 will paid in the form of common shares issued out of treasury using an average market share price of 10 trading day prices before June 5, 2008.

Note 12	Subsequent Events

Under two licensing agreements dated effectively in June 2007 with manufacturers and distributors of petroleum equipment, the Company paid $10,000 on June 14, 2007.  These license agreements establish the Company as a distributor in North America for the period June 1, 2007 to June 1, 2008.

The Company is committed to purchase five mobile gas station units during the year ended December 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Financial information contained in this quarterly report and in our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

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

PLAN OF OPERATIONS

Overview

Discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with United States generally accepted accounting principles.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We are currently engaged in the business of buying and selling reclaimed textiles.  However, due to the lack of growth in this business segment, we have been simultaneously seeking alternate business opportunities in other industries, one of which is the renewable energy business.  Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of a target business with our company.  As part of our strategy to enter the renewable energy business, management is looking to raise debt and equity to finance its acquisition of technologies and assets.

Having determined that it is in the best interests of our company to exit the buying and selling of reclaimed textiles on or before August 31, 2007, we are committed to developing business opportunties in the worldwide Eco-Energy sector. Our focus is to create a portfolio of three primary activities (raw materials, wholesale/manufacturing, and retail) in the ethanol and biodiesel industries.

Biodiesel is one of the most popular and fastest growing industries for small and individual producers and retailers.

We completed initial business discussions in all three primary areas and signed license agreements with retailers and product suppliers to position our company to build our own chain of fixed and mobile "eco-fueling stations" for industry, communities and organizations. These mobile stations, if and when established, will provide consumers access to biodiesel and future ethanol products in a low cost, environmentally friendly infrastructure.

With these license agreements, we anticipate having the ability to provide current users of biodiesel production machinery, chemicals, conversion kits for vehicles, safety and testing information and equipment, promotional items and accessories. All of these products and services will be rebranded on our e-commerce site to service the Canadian and US markets.

With respect to developing a source of raw materials to develop ethanol and biodiesel fuels, we have established a presence in Brazil. Prof. Hans-Jürgen Franke, our Chief Technical Officer, will lead a series of projects in Brazil that will establish strategic cooperation in bio-combustible technology. This technology will allow our company to build significant partnerships in alternative fuels in the most receptive and involved market globally. The branch office, to be located in Aracaju-SE Brazil, will spearhead algae-based projects as well as integrate process-technology through joint ventures with several of Brazil's states. Prof. Franke will also be responsible to establishing a Nursery of Jatropha plants and the development of a pilot plant for ethanol production with algae in 2007.

We launched a retail partnership with an established Canadian biodiesel company. The biodiesel company has experience in retailing, marketing, branding and manufacturing fuel at its plant in Saskatchewan and has established an expertise in manufacturing high quality petroleum based on canola and soy.  It currently retails its own brand of fuel conditioners, chain lubes, cutting fluids and penetrating oils, as well as manufacture their own premium brand of biodiesel. This partnership provides us with a proven source of ethanol that will be formulated to make up our own brand of fuel in developments and lab work that will occur in Brazil.

As part of our promotion and marketing campaign, we entered into a Sponsorship Agreement with X-Raid GmbH Motorsport and plan to launch the first phase of our marketing campaign by sponsoring X-Raid’s BMW racing team through our newly created campaign called “Green Power Racing.” This Sponsoring Agreement represents the first stage of our marketing plan focused on promoting its alternative energy sources of ethanol and biodiesel. The official reveal will occur at the 2007 IAA event in Frankfurt where the team will unveil its logo’d driver suits, logo'd BMW racing cars and transport trucks. Our brand and ethanol product will be displayed on the vehicles and team suits and we will provide the racing team with biodiesel for its racing fuel requirements. The Green Power Racing X-Raid team will participate in a number of events such as the Dakar Rally and the UAE Desert Challenge.

In order to fund these developments, we issued debt and are in the process of raising equity through private placements with accredited investors in Europe and North America.

Results of Operations for the Nine Months Ended May 31, 2007 and May 31, 2006

Revenues for the nine months ended May 31, 2007 amounted to $57,651 compared to $152,649 for the nine months ended May 31, 2006. Cost of sales for the nine months ended May 31, 2007 amounted to $54,722 compared to $120,507 for the nine months ended May 31, 2006 due to the decrease in revenues over the preceding nine month period. Gross profit amounted to $2,929 for the nine months ended May 31, 2007 compared to $32,142 for the nine months ended May 31, 2006 again as a result of lower revenues over the preceding nine month period.

General and administrative expenses for the nine months ended May 31, 2007 were $168,037 compared to $86,169 for the nine months ended May 31, 2006.  The increase of $81,868 during the nine months ended May 31, 2007 reflected increased legal, accounting, bank charges and interest, office and administration, web site expenses, public relations and consulting fees associated with re-organizing the business and pursuing other business opportunities.  A provision for bad debt expense of $4,865 was included in expenses for the nine months ended May 31, 2007 and we incurred no such expenses during the 2006 comparative period.

The net loss for the nine months ended May 31, 2007 was $165,108 compared to $54,016 for the nine months ended May 31, 2006.

Results of Operations for the Three Months Ended May 31, 2007 and May 31, 2006

Revenues and cost of sales for the three months ended May 31, 2007 were $Nil compared to $58,663 and $46,341, respectively, for the three months ended May 31, 2006.  We generated gross profits of $Nil during the three months ended May 31, 2007 compared to $12,322 for the three months ended May 31, 2006.  The lack of revenues reflected a management’s decision to pursue business opportunities outside of the buying and selling of reclaimed textiles.

General and administrative expenses increased from $31,775 during the three months ended May 31, 2006 to $82,404 during the three months ended May 31, 2007, due primarily from increased consulting fees, interest on debt, public relations costs including press releases and web site expenses.

The net loss for the three months ended May 31, 2007 amounted to $82,404 compared to $19,453 for the three months ended May 31, 2006.

As of May 31, 2007, our company had cash of $333,702 and a working capital deficiency of $183,834.  We anticipate that we will incur approximately $25,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination.  We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company.  If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred.  It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, and regardless of whether we continue with our reclaimed textiles business or focus entirely on new business opportunities, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$30,000
Total	$430,000

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

General and Administrative Expenses

We anticipate spending $30,000 on general and administrative costs in the next twelve month period.  These costs primarily consist of expenses such as office supplies and office equipment.

Liquidity and Capital Resources

As of May 31, 2007, we had cash of $333,702 and $1,735,176 in current liabilities.  The current liabilities consisted of accounts payable and accrued liabilities, short term advances, a demand loan and amounts due to related parties.  We had a working capital deficiency of $183,834 as of May 31, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $82,404 for the three months ended May 31, 2007.  As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $430,000, excluding the costs associated with the continued operation of our reclaimed textiles business and excluding the costs associated with locating suitable business opportunities.  As we had a working capital deficiency of $183,834 as of May 31, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Operating Activities

Operating activities used cash of $1,316,369 during the nine months ended May 31, 2007 as compared to $26,764 during the nine months ended May 31, 2006.  The increase in operating activities during the nine months ended May 31, 2007 was largely the result of our increased net loss during the period and the prepayment of a sponsoring agreement discussed in Notes 3 and 10 to our unaudited interim consolidated financial statements included herein.

Investing Activities

Investing activities used cash of $Nil during the nine months ended May 31, 2007 and 2006.

Financing Activities

Financing activities provided cash of $1,644,267 during the nine months ended May 31, 2007 as compared to financing activities which used cash of $8,837 during the nine months ended May 31, 2006.  Short term advances, a loan and amounts from related parties provided cash of $1,644,267 during the nine months ended May 31, 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of July 18, 2007 which have a material effect on our company or our operations.

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

Our business has been in operation for less than three years. During this time, we have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in the area in which we operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to fluctuations in the supply and demand for recycled textile products, marketing, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

Our supply of recycled textiles is dependent in large part upon donations made to charitable organizations and a significant decrease in the number of charitable donations could negatively impact our operations and financial condition.

Our operations with respect to the recycled textiles business depend to a significant degree on donations made to local and national charitable organizations. During periods of economic recession, the number of charitable donations may decrease. Furthermore, changes in federal tax laws could have an adverse affect on donation patterns. Significant decreases in donations of used clothing could adversely affect our ability to operate our business. As such, economic recessions or changes in tax laws could have a material adverse affect on our business, operations, revenues and overall financial condition.

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

Our two executive officers, have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Richard Ritter V. Raffay our President and Prof. Frank our Chief Technology Officer, presently spend approximately 25% of their business time on business management services for our company and retain the necessary consultants to assist in the development of our business on an as needed basis. Due to the time commitments from Mr. V. Raffay’s and Mr. Franke’s other business interests, Mr. V. Raffay and Mr. Franke may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. V. Raffay’s and Mr. Franke’s other business interests. To mitigate any such interruption, we are currently seeking to add additional management and will also continue to retain the necessary consultants in future exploration activities.

Our existing customer base for the reclaimed textile business is concentrated and the loss of a major customer would be difficult to replace and the loss of any of our major customers would negatively impact our business.

One customer in the reclaimed textile business in the past has accounted for a majority of our revenues. The loss of this customer would significantly damage our revenue base and future business prospects. We cannot guarantee that this customer will remain with us or that we will be able to acquire new customers to replace them in the event of its loss.

We obtain the majority of our supplies of reclaimed textiles from a small number of individual suppliers and the loss of any of these suppliers would negatively impact our business.

We obtained a majority of its supplies of reclaimed textiles from six individual suppliers. In the event of the loss of any of these individual suppliers, we would be forced to find additional sources of reclaimed textiles. If we were unable to find an adequate replacement supplier, it would become difficult for us to maintain our revenue base and would significantly injure our future business prospects.

The biodiesel industry is very competitive.

Competition in the biodiesel industry is strong and growing more intense as the price of petroleum increases. If we are to successfully enter the biodiesel industry, our business will face competitive challenges from larger companies that can produce a wider range and larger quantity of products than we can, that have established supply channels and distribution networks than us, and that have greater financial resources and experience than we do. If we are unable to source supplies, establish viable relationships with third parties, keep up with technological advances and compete effectively, we may never succeed in the biodiesel industry.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

Due to a lack of growth in the reclaimed textile business, we have been seeking a business opportunity in a related or unrelated business.  We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity.  Before we begin to have any significant operations, we will have to become involved in a viable business opportunity.  In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base.  There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

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

ITEM 3.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President.  Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits and Index of Exhibits
Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB
3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form SB
3.3	Articles of Merger filed with the Secretary of State of Nevada on November 1, 2006, effective November 6, 2006 (incorporated by reference from Form 8K)
3.4	Certificate of Change filed with the Secretary of State of Nevada on November 2, 2006 and which is effective November 6, 2006 (incorporated by reference from our current report on Form 8K
(4)	Instruments defining rights of security holders, including indentures
4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006)
(10)	Material Contracts
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

(31)	Section 302 Certification
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODYNE ETHANOL ENERGY CORP.

By:	/s/ Richard RitterV. Raffay

Richard Ritter V. Raffay
President, Chief Executive Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Date:	July 23, 2007