Form 10KSB
period 2007-08-31
ALGODYNE ETHANOL ENERGY CORP.
filed 2007-12-14
CIK 1346848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2007

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to __________

Commission file number 000-52094

ALGODYNE ETHANOL ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0773943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1709 808 Nelson Street, Vancouver, B.C. V6Z 2H2	1-888 767 5955
(Address of principal executive offices)	(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State issuer’s revenues for its most recent fiscal year. $72,688

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Aggregate market value of the 55,800,000 common voting stock held by non-affiliates of the registrant as of December 07, 2007 was $15,624,000, based on the bid price of $0.28 at December 12, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
55,800,000 common shares issued and outstanding as of December 13, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ALGODYNE ETHANOL ENERGY CORP.

ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

Page

PART I

Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation.
Item 7.	Consolidated Financial Statements.
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 8A.	Controls and Procedures.
Item 8B.	Other Information.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With
Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions, and Director Independence.
Item 13.	Exhibits.
Item 14.	Principal Accountant Fees and Services.

Signatures

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

CORPORATE OVERVIEW

History and Organization

We were incorporated in the State of Nevada on November 15, 2004. On October 19, 2006, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change of our Company through a merger with our subsidiary. On November 3, 2006, we merged our subsidiary with and into our Company, with our Company carrying on as the surviving corporation under the name AlgoDyne Ethanol Energy Corp. Our name change was effected with NASDAQ on November 6, 2006 and our ticker symbol on the OTC Bulletin Board was changed to “ADYN”. In addition, we affected an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock on November 3, 2006. As a result, our authorized capital increased from 75,000,000 shares of common stock to 600,000,000 shares of common stock.

We have two wholly-owned subsidiaries consisting of Freshly Pressed Enterprises Inc., a British Columbia corporation that was incorporated on September 30, 2004, and AlgoDyne Energy Operating Corp., a Nevada corporation that was incorporated on November 13, 2006. All of our operations related to our reclaimed textile business are conducted through Freshly Pressed Enterprises. AlgoDyne Energy Operating Corp. has been inactive since incorporation.

OUR CURRENT BUSINESS

Up until July 2007, our Company was organized for the purpose of buying and selling reclaimed textiles. We operated our business through our wholly-owned subsidiary, Freshly Pressed Enterprises Inc., a company incorporated under the laws of the Province of British Columbia, Canada. Freshly Pressed Enterprises generated revenues by arranging the sale of reclaimed textiles to large, international wholesale buyers and, occasionally, to a small number of vintage clothing stores.

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

Having determined that it is in the best interests of our Company to exit the buying and selling of reclaimed textiles we are committed to developing business opportunities in the world wide eco-energy sector. Our focus is to create a portfolio of three primary activities (raw materials, wholesale/manufacturing, and retail) in the ethanol and bio-diesel industries.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any real property or other significant property but share office space at a cost of approximately $500 per month. This rental is on a month-to-month basis with no formal agreement. Our wholly-owned subsidiary, Freshly Pressed Enterprises, maintains a Vancouver office space, located at 1709 808 Nelson Street, Vancouver, B.C. V6Z.

Our month-to-month rental arrangements allow us flexibility in moving if we employ more personnel, however, we believe these facilities are adequate in size to handle all of our current operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any officer or any of our directors or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER TRANSACTIONS

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on September 8, 2006 under the name “Eagle Ridge Ventures Inc.” under the symbol, “EGRG.OB”. On November 6, 2006, our trading symbol changed to “ADYN.OB” when we changed our name to “AlgoDyne Ethanol Energy Corp.”

The following table reflects the high and low bid information for our common stock for each fiscal quarter within the last fiscal year ending August 31, 2007 as well as the most recent fiscal quarter. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low

November 30, 2007	0.55	0.30
August 31, 2007	1.13	0.40
May 31, 2007	1.16	0.35
September 8, 2006 to February 28, 2007	1.65	0.85

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this annual report, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

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

Outstanding Shares and Shareholders of Record

At December 13. 2007, there were two registered shareholders holding 55,800,000 shares of our common stock, one of which is CEDE & Co., which holds shares for an undisclosed number of beneficial holders.

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

ITEM 6. PLAN OF OPERATION

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this annual report and in our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited interim consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our" and "Algodyne " means Algodyne Ethanol Energy Corp. and our wholly-owned subsidiaries.

OVERVIEW AND PLAN OF OPERATION

Overview

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended August 31, 2007 and August 31, 2006. This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB.

Up until July 2007, we were engaged in the business of buying and selling reclaimed textiles. We generated revenues by arranging the sale of reclaimed textiles to large, international wholesale buyers and, occasionally, to a small number of vintage clothing stores.

To date, our Company has not been as successful as hoped in implementing our business plan. As management of our Company investigated opportunities and challenges in the business of buying and selling reclaimed textiles, management realized that the business did not present the best opportunity for our Company to realize value for our shareholders. Since July 2007, we have been seeking business opportunities in the alternative energy industry. Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of another entity with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. Although we have identified certain technologies associated with the ethanol and bio-diesel industry as potential business opportunities, other than signing letters of intent, we have not entered into any definitive agreements and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunity identified by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If we are unable to acquire such funds, our business may fail.

Plan of Operation

Having determined that it is in the best interests of our Company to exit the buying and selling of reclaimed textiles, we are committed to developing business opportunities in the world wide eco-energy sector. Our focus is to create a portfolio of three primary activities (raw materials, wholesale/manufacturing, and retail) in the ethanol and bio-diesel industries. Bio-diesel is one of the most popular and fastest growing industries for small and individual producers and retailers.

Our Company has completed initial business discussions in all three primary areas and has signed license agreements with retailers and product suppliers to position our Company to build its own chain of fixed and mobile "eco-fueling stations" for industry, communities and organizations, These mobile stations, when established, will provide consumers access to either or both bio-diesel products and future ethanol products in a low cost, environmentally friendly infrastructure.

With these license agreements, our Company will also have the ability to provide current users of bio-diesel production machinery, chemicals, conversion kits for vehicles, safety and testing information and equipment, promotional items and accessories. All of these products and services will be rebranded on our e-commerce site to service the Canadian and US markets.

With respect to developing a source of raw materials to develop ethanol and bio-diesel fuels, we have established a presence in Brazil. Prof. Hans-Jürgen Franke, our Company's CTO, will lead a series of projects in Brazil that will establish strategic cooperation in bio-combustible technology. This technology will allow us to build significant partnerships in alternative fuels in the most receptive and involved market globally. The branch office, to be located in Aracaju-SE Brazil, will spearhead algae-based projects as well as integrate process-technology through joint ventures with several of Brazil's states. Prof. Franke will also be responsible to establishing a nursery of Jatropha plants and the development of a pilot plant for ethanol production with algae in 2007.

Our Company signed a letter of intent on September 25, 2007 to acquire a majority interest in an established Canadian bio-diesel company. The bio-diesel company has experience in retailing, marketing, branding and manufacturing fuel at its plant in Saskatchewan and has established an expertise in manufacturing high quality petroleum based on canola and soy. They currently retail their own brand of fuel conditioners, chain lubes, cutting fluids and penetrating oils, as well as manufacture their own premium brand of bio-diesel. This partnership provides us with a proven source of ethanol that will be formulated to make up our own brand of fuel for use in development and lab work that will occur in Brazil.

As part of its promotion and marketing campaign, we entered into a Sponsorship Agreement with X-Raid GmbH Motorsport (“X-Raid”) and launched the first phase of our marketing campaign by sponsoring X-Raid’s BMW racing team through its newly created campaign called “Green Power Racing.” This Sponsoring Agreement represents the first stage of our marketing plan focused on promoting alternative energy sources of ethanol and bio-diesel. At the 2007 IAA event in Frankfurt, the team unveiled its logo'd driver suits, logo'd BMW racing cars and transport trucks. The AlgoDyne brand and ethanol product were displayed on the vehicles and team suits and our Company provided the racing team with bio-diesel for its racing fuel requirements. The Green Power Racing X-Raid team participated in a number of events such as the Dakar Rally and the UAE Desert Challenge. With a viewing audience in the millions and the use of alternative fuels in a high performance vehicle, we are excited about the potential success that will be achieved as a result of our initial efforts in marketing our products.

In order to fund these developments, our Company has issued debt and is in the process of raising equity through private placements with accredited investors in Europe and North America.

OPERATING AND FINANCIAL REVIEW

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. In determining estimates of net recoverable amounts and net realizable values, or whether there has been a permanent impairment in value for accounts receivable, inventories, capital assets, investments, patent rights and other assets, we rely on assumptions regarding applicable industry performance and prospects, as well as general business and economic conditions that prevail and are expected to prevail. Assumptions underlying asset valuations are limited by the availability of reliable comparable data and the uncertainty of predictions concerning future events.

By nature, asset valuations are subjective and do not necessarily result in precise determinations. Should the underlying assumptions change, the estimated net recoverable amounts and net realizable values may change by a material amount.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

b.	Foreign Currency Translation

Our Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:
- monetary items at the rate prevailing at the balance sheet date;
- non-monetary items at the historical exchange rate;
- revenue and expense at the average rate in effect during the applicable accounting period.

c.	Revenue Recognition and Accounts Receivable

Our Company recognizes sales when the following criteria are met: persuasive evidence of an agreement exists, shipment has occurred, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Shipping and handling charges billed to customers are included in revenue and the related shipping and handling costs are included in cost of goods sold.

Accounts receivable consists of receivables from customers. The Company does not provide allowances for merchandise returns or claims due to the nature of the goods sold (reclaimed textiles), however, the Company does provide an allowance for doubtful accounts through periodic evaluations of the aging of accounts receivable.

d.	Organization Costs

Our Company has adopted the provisions of the AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby organization and initial costs incurred with the incorporation and initial capitalization are charged to operations as incurred.

e.	Income Taxes

Our Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f.	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and Continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $1,355,801 as at August 31, 2007. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Results of Operations for the Year Ended August 31, 2007 and August 31, 2006

During the year ended August 31, 2007 (effective June 1, 2007), the Company abandoned the business operated by its wholly-owned subsidiary, Freshly Pressed Enterprises, Inc. Revenues for the twelve months ended August 31, 2007 amounted to $72,688 for Freshly Pressed Enterprises, Inc. compared to $237,505 for the same period ended August 31, 2006. Cost of sales for the twelve months ended August 31, 2007 amounted to $54,153 compared to $199,704 for the same period ended August 31, 2006 due to the decrease in revenues over the preceding year. Gross profit amounted to $18,535 for the twelve months ended August 31, 2007 compared to $37,801 for the year ended August 31, 2006 again as a result of lower revenues over the preceding twelve month period. Loss from discontinued operations amounted to $15,971 for the year ended August 31, 2007 compared to income of $2,391 for the year ended August 31, 2006.

General and administrative expenses for the twelve months ended August 31, 2007 were $1,504,937 compared to $75,452 for the year ended August 31, 2006. The increase of $1,429,485 during the year ended August 31, 2007 reflected increased legal, accounting, bank charges and interest, office and administration, web site expenses, public relations, advertising and marketing, consulting fees associated with re-organizing the business and pursuing other business opportunities. As mentioned above, the costs associated with marketing and advertising amounting to $1,212,120 were associated with a SponsorshipAgreement with X-Raid GmbH Motorsport.

The net loss for the year end August 31, 2007, including the loss from discontinued operations of $15,971, was $1,520,908 compared to a net loss of $73,061 for the same period ended August 31, 2006.

As at August 31, 2007, our company had cash and cash equivalents of $198,528 and a working capital deficiency of $1,535,810. We anticipate that we will incur approximately $75,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, and regardless of whether we focus entirely on new business opportunities, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses:
Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$30,000
Total	$430,000

Employees

Currently we have no employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our officers do not have employment agreements with us.

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

Liquidity and Capital Resources

As of August 31, 2007, we had cash and cash equivalents of $198,528 and $1,744,042 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, short term advances, a demand loan and amounts due to related parties. We had a working capital deficiency of $1,535,810 as of August 31, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $430,000 excluding the costs associated with the closing down the operation of our reclaimed textiles business and excluding the costs associated with locating suitable business opportunities. As we had a working capital deficiency of $1,535,810 as of August 31, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Operating Activities

Operating activities used cash of $1,452,828 during the year ended August 31, 2007 as compared to $49,625 during the year ended August 31, 2006. The increase in cash used in operating activities during the twelve months ended August 31, 2007 was largely the result of our increased net loss during the period and the payment of a sponsoring agreement discussed in Note 12 to our audited consolidated financial statements included herein.

Investing Activities

Investing activities used cash of $Nil during the years ended August 31, 2007 and 2006.

Financing Activities

Financing activities provided cash of $1,644,723 during the year ended August 31, 2007 as compared to financing activities which used cash of $Nil during the year ended August 31, 2006. Short term advances, a demand loan and amounts from related parties provided cash of $1,644,723 during the year ended August 31, 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of December 13, 2007 which have a material effect on our company or our operations.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

These and other factors may had a negative impact on our ability to sell reclaimed textiles sourced by us to international purchasers. This, in turn, had a significant negative impact on our business, results of operations and financial condition.

Regarding the alternative energy business opportunities that we are actively pursuing in Europe, North America and South America, our Company anticipates it will have access to a broad range of equipment, products and accessories and offer these products through a new e-commerce solution and sales force, with the first market being in Canada and soon, expansion internationally. If we are is unable to source out these products and services, establish viable relationships with third parties, small entrepreneurs and existing petroleum providers, keep up with technological advancements, compete effectively in the relevant markets catering to the individual consumer level as well as a commercial / retail level including the service station concept, raise funds, obtain all necessary government and regulatory approvals including North and South America, inadvertently infringe on third party intellectual property, this could negatively impact our future operations and financial condition.

To mitigate the above mentioned risk, our Company's focus is to create a portfolio of three primary activities (raw materials, wholesale/manufacturing, and retail) in the ethanol and biodiesel industries and diligently be selective in entering these business segments.

Our two executive officers, have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Richard Ritter v. Raffay our President and Prof. Franke our Chief Technology Officer, presently spend approximately 25% of their business time on business management services for our company and retains the necessary consultants to assist in the development of our business on an as needed basis. Due to the time commitments from Mr. v Raffay’s and Mr. Franke’s other business interests, Mr. v Raffay and Mr. Franke may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. v Raffay’s and Mr. Franke’s other business interests. To mitigate any such interruption, we are currently seeking to add additional management and will also continue to retain the necessary consultants in future exploration activities.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our Company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our Company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

Other than a Letter of Intent signed on September 25, 2007, we have no definitive agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have a signed a letter of intent to acquire private entity. The success of our Company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination. In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following consolidated financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at August 31, 2007 and August 31, 2006;

3.	Consolidated Statements of Operations for the years ended August 31, 2007 and August 31, 2006;

4.	Consolidated Statements of Cash Flows for the years ended August 31, 2007 and August 31, 2006;

5.	Consolidated Statements of Stockholders’ Equity (Deficiency) for the period November 15, 2004 (Date of Inception) to August 31, 2007; and

6.	Notes to Consolidated Financial Statements dated August 31, 2007.

ALGODYNE ETHANOL ENERGY CORP.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 and 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
AlgoDyne Ethanol Energy Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of AlgoDyne Ethanol Energy Corp. (A Development Stage Company) and its subsidiaries as of August 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of AlgoDyne Ethanol Energy Corp. and its subsidiaries as of August 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended August 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
December 7, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2007 and 2006
(Stated in US Dollars)

ASSETS	2007	2006

Current
Cash	$198,357	$6,628
Prepaid expenses	8,954	320
Current assets of discontinued operations – Note 8	921	50,361

	$208,232	$57,309

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 5 and 6	$94,429	$33,686
Advances payable – Note 4	30,461	-
Loans payable – Note 5	1,587,120	-
Due to related parties – Note 6	27,932	790
Current liabilities of discontinued operations – Note 8	4,100	37,414

	1,744,042	71,890

STOCKHOLDERS’ DEFICIENCY

Common stock – $0.001 par value – Notes 3, 12 and 13
600,000,000 shares authorized
55,800,000 shares issued and outstanding (2006 – 75,900,000)	55,800	75,900
Additional paid-in capital (deficiency)	19,476	(624)
Deficit	(255,597)	(90,490)
Deficit accumulated during the development stage	(1,355,801)	-
Accumulated other comprehensive income	312	633

	(1,535,810)	(14,581)

	$208,232	$57,309

Nature and Continuance of Operations – Note 1
Commitments – Notes 12 and 13
Subsequent Events – Notes 12 and 13

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended August 31, 2007 and 2006 and
for the period from June 1, 2007 (Date of Commencement
of the Development Stage) to August 31, 2007
(Stated in US Dollars)

			June 1, 2007
			(Date of
			Commencement
			of the
			Development
			Stage) to
			August 31,
	2007	2006	2007

General and administrative expenses
Accounting and audit fees	$41,808	$35,415	$3,761
Advertising and marketing – Note 12	1,212,120	-	1,212,120
Bank charges and interest	892	148	108
Consulting fees – Note 6	101,631	-	69,571
Filing fees	2,351	2,919	1,854
Interest on demand loans payable	29,691	-	26,223
Investor relations	26,017	-	17,552
Legal fees	32,483	33,370	6,804
License fees	10,000	-	10,000
Office and administration	35,629	330	15,412
Rent	3,880	1,165	3,400
Telephone	1,015	300	333
Transfer agent	2,420	1,805	50
Travel	5,000	-	5,000

Loss from continuing operations for the period	(1,504,937)	(75,452)	(1,372,188)

Income (loss) from discontinued operations
for the period – Note 8	(15,971)	2,391	16,387

Net loss for the period	(1,520,908)	(73,061)	(1,355,801)

Other comprehensive income:
Foreign currency translation adjustment	(321)	439	(4,465)

Comprehensive loss for the period	$(1,521,229)	$(72,622)	$(1,360,266)

…/cont’d

Continued

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended August 31, 2007 and 2006 and
for the period from June 1, 2007 (Date of Commencement
of the Development Stage) to August 31, 2007
(Stated in US Dollars)

			June 1, 2007
			(Date of
			Commencement
			of the
			Development
			Stage) to
			August 31,
	2007	2006	2007

Basic and diluted loss from continuing operations	$(0.02)	$(0.01)	$(0.02)

Basic and diluted income (loss) from discontinued
operations	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	63,950,137	75,900,000	55,800,000

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended August 31, 2007 and 2006 and
for the period from June 1, 2007 (Date of Commencement
of the Development Stage) to August 31, 2007
(Stated in US Dollars)

			June 1, 2007
			(Date of
			Commencement
			of the
			Development
			Stage) to
			August 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(1,520,908)	$(73,061)	$(1,355,801)
Loss (income) from discontinued operations	15,971	(2,391)	(16,387)
Changes in non-cash working capital balances
related to operations
Prepaid expenses	(8,634)	(95)	1,205,352
Accounts payable and accrued liabilities	60,743	25,922	31,636

	(1,452,828)	(49,625)	(135,200)

Financing Activities
Short term advances	30,461	-	-
Demand loans	1,587,120	-	-
Due to related parties	27,142	-	-

	1,644,723	-	-

Foreign currency translations effect on cash	(166)	(51)	(166)

Increase (decrease) in cash during the period from continuing
operations	191,729	(49,676)	(135,366)

Increase (decrease) in cash for the period from discontinued
operations – Note 8	(3,150)	(15,883)	192

Increase (decrease) in cash during the period	188,579	(65,559)	(135,174)

Cash, beginning of the period	9,949	75,508	333,702

Cash, end of the period	198,528	9,949	198,528

Less: cash, end of the period, discontinued operations	(171)	(3,321)	(171)

Cash, end of the period, continuing operations	$198,357	$6,628	$198,357

…/cont’d

Continued

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended August 31, 2007 and 2006 and
for the period from June 1, 2007 (Date of Commencement
of the Development Stage) to August 31, 2007
(Stated in US Dollars)

				June 1, 2007
				(Date of
				Commencement
				of the
				Development
				Stage) to
				August 31,
		2007	2006	2007

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$	- $	-	$-

Income taxes	$	- $	3,543	$-

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period November 15, 2004 (Date of Inception) to August 31, 2007
(Stated in US Dollars)

						Accumulated
					Deficit	Other
					Accumulated	Compre-
	Note 1		Additional		During the	hensive
	Common Stock		Paid-in		Development	Income
	Number	Par Value	Capital	Deficit	Stage	(Loss)	Total

Issued for cash:
At initial capitalization
at $0.000125	48,000,000	$48,000	$(42,000)	$-	$-	$-	$6,000
Pursuant to private placements
at $0.0025	27,900,000	27,900	41,850	-	-	-	69,750
Net loss for the period	-	-	-	(17,429)	-	-	(17,429)
Foreign currency translation	-	-	-	-	-	194	194
Adjustment
Deemed dividend	-	-	(474)	-	-	-	(474)

Balance, August 31, 2005	75,900,000	75,900	(624)	(17,429)	-	194	58,041
Net loss for the year	-	-	-	(73,061)	-	-	(73,061)
Foreign currency translation
Adjustment	-	-	-	-	-	439	439

Balance, August 31, 2006	75,900,000	75,900	(624)	(90,490)	-	633	(14,581)
Cancellation of shares – Note 3	(20,100,000)	(20,100)	20,100	-	-	-	-
Net loss for the period	-	-	-	(165,107)	-	-	(165,107)
Net loss for the period	-	-	-	-	(1,355,801)	-	(1,355,801)
Foreign currency translation
Adjustment	-	-	-	-	-	(321)	(321)

Balance, August 31, 2007	55,800,000	$55,800	$19,476	$(255,597)	$(1,355,801)	$312	$(1,535,810)

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

AlgoDyne Ethanol Energy Corp. (the “Company”) was incorporated on November 15, 2004 under the laws of the State of Nevada, USA with the name Eagle Ridge Ventures Inc. The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board.

By agreement dated October 24, 2006 and effective November 3, 2006, a wholly-owned subsidiary of the Company, Algodyne Ethanol Energy Corp., incorporated on October 19, 2006 under the laws of the State of Nevada, was merged into the Company for the sole purpose of changing the Company’s name. The Company became the surviving entity and changed its name from Eagle Ridge Ventures Inc. to AlgoDyne Ethanol Energy Corp. to further reflect the Company’s anticipation of pursuing other business opportunities. The Company also incorporated an additional subsidiary on November 13, 2006 under the name of AlgoDyne Energy Operation Corp., a Nevada corporation, which is inactive. In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on a 8 new for 1 old basis. The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

The Company owns 100% of the issued and outstanding common shares of Freshly Pressed Enterprises Inc. (Freshly Pressed), a British Columbia, Canada company incorporated on September 30, 2004, whose business is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries. During the year ended August 31, 2007, the Company abandoned the business of Freshly Pressed (Note 8).

As at June 1, 2007, the Company became a development stage company. The Company effected a change in business and commenced concentrating on developing ethanol and bio-diesel technologies (Note 13).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,611,398 since its inception, has a working capital deficiency of $1,535,810 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AlgoDyne Energy Operation Corp. (an inactive Nevada incorporated corporation) and Freshly Pressed Enterprises, Inc. (a British Columbia company). All inter-company transactions and balances have been eliminated.

b)	Development Stage Company

The Company complies with the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” for its characterization of the Company as a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statement of operations and cash flows, these amounts consider only those losses for the period from the Company’s new development stage activity effective June 1, 2007.

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

d)	Advertising Costs

Advertising costs are expenses as incurred, unless future benefits are probable.

e)	Foreign Currency Translation

The Company’s wholly-owned subsidiary translates amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the SFAS No. 52, “Foreign Currency Translation”. At each balance sheet date, recorded balances that are denominated in a currency other than the reporting currency are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ equity.

Transactions undertaken in currencies other than the reporting currency are translated at the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in the statement of operations.

f)	Income Taxes

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

g)	Basic and Diluted Loss Per Share

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

h)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, advances payable, loans payable and due to related parties approximate their carrying values due to the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

i)	Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” in order to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This statement only applies when other standards require or permit the fair value measurement of assets and liabilities. This statement is effective for fiscal periods commencing after November 15, 2007 and the Company does not expect the adoption of this statement to have a significant effect on the Company’s results of operations or financial position.

On February 15, 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3	Capital Stock – Notes 12 and 13

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

At August 31, 2007 and 2006, there were no outstanding stock options or warrants.

Note 4	Advances Payable

The Company has received short-term advances from a former director of the Company that are payable on demand, unsecured and non-interest bearing.

Note 5	Loans Payable

During the year ended August 31, 2007, the Company was loaned a total of $1,587,120. These loans are payable on demand, unsecured and bear interest at 6% per annum. At August 31, 2007, accrued interest of $29,691 is included in accounts payable and accrued liabilities.

Note 6	Related Party Transactions – Note 4

The amounts due to related parties are due to directors and former directors of the Company and represent cash advances provided to the Company and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

During the year ended August 31, 2007, directors and officers of the Company charged $43,411 (2006- $Nil) in consulting fees. Accrued liabilities at August 31, 2007 include $20,060 due to a director of the Company for the aforementioned services.

During the year ended August 31, 2007, the Company incurred $25,628 (August 31, 2006: $29,331) for executive compensation, included in operating expenses of discontinued operations (Note 8), with respect to the former president of the Company.

Note 7	Segmented Information

During the period from November 15, 2004 to August 31, 2007, the Company operated one business segment which is sourcing, selling and shipping cargo containers of reclaimed textiles to developing countries. Revenues by geographic segment are as follows:

	2007	2006
Canada	$-	$24,514
United States of America	72,688	212,991
	$72,688	$237,505

During the year ended August 31, 2007, one customer accounted for 78% of revenues.

During the year ended August 31, 2006, two customers accounted for 98% of revenues, 90% and 8% respectively

Note 8	Discontinued Operations

During the year ended August 31, 2007 (effective June 1, 2007), the Company abandoned the business operated by its wholly-owned subsidiary, Freshly Pressed Enterprises, Inc. As a result, the Company determined that this component met the criteria of classification as discontinued operations in accordance with SFAS No. 114 “Accounting for the Impairment or Disposal of Long-lived Assets”.

The consolidated financial statements for the periods presented have been restated to present the operating results of Freshly Pressed as discontinued operations.

The consolidated financial statements include the following amounts as they relate to discontinued operations.

Balance Sheets	2007	2006
Cash	$171	$3,321
Accounts receivable	-	44,828
Other current assets	750	2,212
Current assets of discontinued operations	$921	$50,361
Accounts payable	$3,029	$36,607
Due to related party	1,071	807
Current liabilities of discontinued operations	$4,100	$37,414

Statements of Operations	2007	2006
Revenue	$72,688	$237,505
Cost of goods sold	54,153	199,704
	18,535	37,801
Operating expenses – Note 6	(34,506)	(35,410)
Income (loss) from discontinued operations	$(15,971)	$2,391
Statements of Cash Flows
Cash used in operating activities	$(3,003)	$(7,508)
Cash used in financing activity	-	(8,865)
Effect of exchange rate changes on cash	(147)	490
Change in cash from discontinued operations	$(3,150)	$(15,883)

Note 9	Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2007	2006
Statutory tax rate	33.1%	18%
Deferred tax assets
Non-capital loss carry-forward	$527,205	$16,000
Less: valuation allowance	(527,205)	(16,000)
	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

At August 31, 2007, the Company has a tax loss carryforward of $1,592,858 which will begin to expire in 2025, the benefit of which has not been recorded in these financial statements.

Note 10	Comparative Figures

Certain prior year’s comparative figures have been reclassified to conform with the presentation used in the current year.

Note 11	Financial Instruments

a)	Credit Risk:

The Company provides credit to its clients in the normal course of operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent losses.

b)	Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through accounts receivable and accounts payable to be settled in Canadian dollars. The Company monitors this exposure, but had no hedge positions at August 31, 2007 and 2006.

Note 12	Commitments – Note 13

On May 30, 2007 and amended on September 30, 2007, the Company entered into a Sponsoring Agreement between X-Raid GmbH Motorsport and NSP- Network Sport Promotion. The Sponsoring Agreement provides the Company with the rights to increase its level of awareness in the market place and advertise its future products in the context of international automobile racing sports and events. Under the name patron of the team and the campaign, "ALGODYNE Green Power Racing", the Sponsoring Agreement gives the Company, the lead and title sponsor for a race team using BMW race cars. The term of the Sponsoring Agreement covers two contractual years, May 31, 2007 to May 30, 2008 and May 31, 2008 to April 30, 2009 respectively. Each contractual year requires payments of Euros 1,800,000. Of this amount, Euros 900,000 ($1,212,120) was paid May 30, 2007 and has been included in advertising and marketing expense. The remaining Euros 900,000 will be paid in the form of common shares issued out of treasury on or before May 31, 2008. The share price, and thus the amount of shares for the first contractual year, shall be the average market price of 10 trading day prices before the issue date. The second contract term of the Sponsoring Agreement requires a cash payment of Euros 900,000 on June 1, 2008 and the remaining Euros 900,000 will be paid in the form of common shares issued out of treasury on or before June 10, 2008 using an average market share price of 10 trading day prices before the issue date.

Note 13	Subsequent Events

a)

By a Letter of Understanding (“LOU”) dated September 25, 2007 and amended on October 8, 2007, the Company agreed to acquire 55% of the outstanding Class A common shares of Canadian Green Fuels, Inc. (“Green”), a company incorporated under the Business Corporations Act of Saskatchewan. Green is a development stage company which is developing a bio-diesel production facility.

Pursuant to the terms of the LOU, the Company agreed:

	i)	to make an initial payment of $150,000 (paid);

	ii)	to pay an additional $750,000 as follows:

		-	$200,000 by March 1, 2008

		-	$200,000 by August 1, 2008

		-	$125,000 by December 31, 2008

		-	$225,000 by May 1, 2009;

	iii)	to issue 1,293,103 common shares of the Company on or before December 31, 2007;

iv)	the Company will negotiate an employment contract for not less than two years for the President of Green;

v)	the Company will agree to convert all Class C shares of Green (7,510 common shares) into common shares of the Company at $0.70 per share on or before January 30, 2008;

vi)	the Company has until September 25, 2009 to acquire the remaining 45% of the outstanding Class A common shares of Green, valued at CDN$400,000.

This agreement is subject to the completion of a formal purchase agreement on or before December 31, 2007.

b)	Subsequent to August 31, 2007, the Company received loans of $100,000, which is payable on demand, unsecured and bears interest at 6% per annum.

ITEM 8. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

There has been no change in our certifying accountant for the past two most recent fiscal years or interim period.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), being August 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to it would be made known to us b others, particularly during the period in which this annual report on Form 10-KSB was being prepared. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 8B. OTHER INFORMATION

n.a.

ITEM 9. DIRECTORS, EXECUTIVE OFFICES, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Ritter v. Raffay	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	53	January 26, 2007
Prof. Hans-Jürgen Franke	Chief Technology Officer, Director	65	May 22, 2007
Vladislav Iaroukov	Director	49	November 17, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Richard Ritter v.Raffay

On January 26, 2007, Richard Ritter v. Raffay was appointed as our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and a director of our company.

Mr. Raffay has a Master of Business Administration from the Hamburg University for Economics and Politics and studied management economics and law at the University of Hamburb, law faculty, Hamburg. Mr. Raffay has acted as the managing director of Hanseatishe Commodity und Capital GmbH, and was a senior corporate finance advisor

Prof. Hans-Jürgen Franke

On May 22, 2007 Prof. Hans-Jurgen Franke was appointed as a director of our company.

Prof. Hans-Jürgen Franke brings a significant level of experience in urban planning, design and technology research in alternative energies and is ideally qualified to lead a team in developing innovative solutions for alternative eco-fuel sources. With more than 30 years in regional and urban planning, The company also looks to Prof. Franke’s experience in identifying marketing trends and industry applications emerging in the alternative energy space.

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

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4

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

ITEM 10. EXECUTIVE COMPENSATION

No executive officer of our company or our subsidiary received annual salary and bonus in excess of $100,000 for our company’s fiscal year ended August 31, 2007 and from November 15, 2004 (Date of Inception) to August 31, 2005. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ensation Awards ($)	(1) Other Annual Restricted Under-lying Compensation ($)	Awards		Payouts	All Other Compen- sation ($)
					Stock ($)	Securities Options/ SARs (#)	LTIP Payouts ($)
Richard Ritter v.Raffay Prof. Franke Greg McAdam	2007 2007 2007 2006 2005	$20,060 $20,060 $21,494 $29,331 $20,722	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil

On January 26, 2007, Greg McAdam resigned as our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and a director of our company.

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

We have not entered into any employment agreements with our officers and directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The following table sets forth, as of December 13, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1) (2)
Vladislav Iaroukov Director 817 Hillgrove Ct. Las Vegas, Nevada 89145	27,900,000	50%
Directors and Officers (as a group)	27,900,000	50%

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

(2) Based upon 55,800,000 issued and outstanding shares of common stock as of December 13, 2007.

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

The President and Chief Technology Officer of our company provides management services to us. During the year ended August 31, 2007, we incurred $40,120 (2006: $29,331) for executive compensation.

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

(32) Section 906 Certification

32.1* Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES

Audit Fees

The aggregate fees billed for the fiscal year ended August 31, 2006 and August 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were $34,000 and $16,396 respectively. In addition, fees billed for audit related fees for the respective periods were $17,133 and $Nil, and all other fees for the respective periods were $4,219 and $Nil.

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

Date: December 13, 2007