Form 10QSB
period 2007-11-30
ALGODYNE ETHANOL ENERGY CORP.
filed 2008-01-22
CIK 1346848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period__________to __________

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

[ x ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

[ x ] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

55,800,000 common shares issued and outstanding as of January 21, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ]No [ x ]

INDEX

			Page
PART I.		FINANCIAL INFORMATION

	ITEM 1.	Financial Statements	3

		Interim Consolidated Balance Sheets as at November 30, 2007
		with comparative figures as at August 31, 2007	5

		Interim Consolidated Statement of Operations
		For the three and three months ended November 30, 2007and 2006 and for the
		period from June 1, 2007 (Date of Commencement of the Development Stage) to	6
		November 30, 2007

		Interim Consolidated Statement of Cash Flows
		For the three months ended November 30, 2007 and 2006 and for the period from
		June 1, 2007 (Date of Commencement of the Development Stage) to November	7
		30, 2007

		Consolidated Statement of Stockholders’ Equity
		For the period November 15, 2004 (date of inception) to November 30, 2007	8

		Notes to the Financial Statements.	9

	ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	12

	ITEM 3.	Controls and Procedures	19

PART II.		OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	ITEM 3.	Defaults Upon Senior Securities	20

	ITEM 4.	Submission of Matters to a Vote of Security Holders	20

	ITEM 5.	Other Information	20

	ITEM 6.	Exhibits	20

		SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying interim consolidated balance sheets of AlgoDyne Ethanol Energy Corp. (formerly Eagle Ridge Ventures Inc.) and its subsidiaries, AlgoDyne Energy Operating Corp. at November 30, 2007 and the interim consolidated statement of operations and interim consolidated statement of cash flow for the three months ended November 30, 2007 and 2006 and for the period from June 1, 2007 (Date of Commencement of the Development Stage) to November 30, 2007 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2007 and August 31, 2007
(Stated in US Dollars)
(Unaudited)

	November 30,	August 31,
ASSETS	2007	2007

Current
Cash	$50,212	$198,357
Prepaid expenses	3,479	8,954
Current assets of discontinued operations	1,778	921

	55,469	208,232

Deposit on investment in Canadian Green Fuels, Inc. – Note 3	160,000	-

	$215,469	$208,232

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5 and 7	$148,214	$94,429
Advances payable – Note 4	30,461	30,461
Loans payable – Note 5	1,687,120	1,587,120
Due to related parties – Note 7	27,932	27,932
Current liabilities of discontinued operations	5,857	4,100

	$1,899,584	$1,744,042

STOCKHOLDERS’ EQUITY (DEFICIENCY) EQUITY

Common stock - $0.001 par value – Notes 3, 6 and 8
600,000,000 shares authorized
55,800,000 shares issued and outstanding (August 31, 2007 –	55,800	55,800
55,800,000)
Additional paid-in capital (deficiency)	19,476	19,476
Deficit	(255,597)	(255,597)
Deficit accumulated during the development stage	(1,503,295)	(1,355,801)
Accumulated other comprehensive income	(499)	312

	$(1,684,115)	$(1,535,810)

	$215,469	$208,232

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended November 30, 2007 and 2006 and
for the period from June 1, 2007 (Date of Commencement
of the Development Stage) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

			June 1, 2007
			(Date of
			Commencement
			Of the
			Development
			Stage) to
			November 30,
	2007	2006	2007
General and administrative expenses
Accounting and audit fees	$-	$17,599	$3,761
Advertising and marketing	13,548	-	1,225,668
Bank charges and interest	208	92	316
Consulting fees – Note 7	51,931	-	121,502
Filing fees	-	497	1,854
Interest on demand loans payable	24,865	-	51,088
Investor relations	18,332	-	35,884
Legal fees	10,905	16,556	17,709
Licensing fees	-	-	10,000
Office and administration	11,964	330	27,376
Rent	500	360	3,900
Telephone	1,304	89	1,637
Transfer agent	60	775	110
Travel and promotion	13,704	-	18,704

Loss from continuing operations for the period	(147,321)	(36,298)	(1,519,509)

Income (loss) from discontinued operations for the
Period	(173)	(5,832)	16,214

Net loss for the period	$(147,494)	$(42,130)	$(1,503,295)
Other comprehensive income:
Foreign currency translation adjustment	(499)	(457)	-

Comprehensive loss for the period	$(147,993)	$(42,587)	$(1,503,295)

Basic and diluted loss from continuing operations	$(0.00)	$(0.00)	$(0.03)

Basic and diluted income (loss) from discontinued
operations	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	55,800,000	75,900,000	55,800,000

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended November 30, 2007 and 2006 and
for the period from June 1, 2007 (Date of Commencement
of the Development Stage) to November 30, 2007
(Stated in US Dollars) (Unaudited)

			June 1, 2007
			(Date of
			Commencement
			Of the
			Development
			Stage) to
			November 30,
	2007	2006	2007
Operating Activities
Net loss for the period	$(147,494)	$(42,130)	$(1,503,295)
Loss (income) from discontinued operations	173	5,832	(16,214)
Changes in non-cash working capital balances
related to operations
Prepaid expenses	5,475	(89)	1,210,827
Accounts payable and accrued liabilities	53,785	5,860	85,421

	(88,061)	(30,527)	(223,261)
Financing Activities
Advances from related parties	-	27,142	-
Demand loans	100,000	-	100,000

	100,000	27,142	100,000

Financing Activities
Deposit on investment in Canadian Green Fuels, Inc.	(160,000)	-	(160,000)

Foreign currency translations effect on cash	(84)	178	(250)

Increase (decrease) in cash for the period from
continuing operations	(148,145)	(3,207)	(283,511)
Increase (decrease) in cash for the period from
discontinued operations	(77)	29,267	115

Increase (decrease) in cash during the period	(148,222)	26,060	(283,396)

Cash, beginning of the period	198,528	9,949	333,702

Cash, end of the period	$50,306	$36,009	$50,306
Less: cash, end of the period, discontinued operations	(94)	(32,588)	(94)

Cash, end of the period, continuing operations	$50,212	$3,421	$50,212

Supplementary disclosure of cash flow information:
Cash paid for Interest	$-	$-	$-

Cash paid for Income taxes	$-	$3,543	$-

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period November 15, 2004 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

						Accumulated
					Deficit	Other
					Accumulated	Compre-
	Note 1		Additional		During the	hensive
	Common Stock		Paid-in		Development	Income
	Number	Par Value	Capital	Deficit	Stage	(Loss)	Total

Issued for cash:
At initial capitalization
at $0.000125	48,000,000	$48,000	$(42,000)	$-	$-	$-	$6,000
Pursuant to private placements
at $0.0025	27,900,000	27,900	41,850	-	-	-	69750
Net loss for the period	-	-	-	(17,429)	-	-	(17,429)
Foreign currency translation	-	-	-	-	-	194	194
adjustment
Deemed dividend	-	-	(474)	-	-	-	(474)

Balance, August 31, 2005	75,900,000	75,900	(624)	(17,429)	-	194	58,041
Net loss for the year	-	-	-	(73,061)	-	-	(73,061)
Foreign currency translation
Adjustment	-	-	-	-	-	439	439

Balance, August 31, 2006	75,900,000	75,900	(624)	(90,490)	-	633	(14,581)
Cancellation of shares – Note 3	(20,100,000)	(20,100)	20,100	-	-	-	-
Net loss for the period	-	-	-	(165,107)	-	-	(165,107)
Net loss for the period	-	-	-	-	(1,355,801)	-	(1,355,801)
Foreign currency translation
adjustment	-	-	-	-	-	(321)	(321)

Balance, August 31, 2007	55,800,000	$55,800	$19,476	$(255,597)	$(1,355,801)	$312	$(1,535,810)

Net loss for the period	-	-	-	-	(147,494)	-	(147,494)
Foreign currency translation
adjustment						(811)	(811)
Balance, November 30, 2007	55,800,000	$55,800	$19,476	$(255,597)	$(1,503,295)	$(499)	$(1,684,115)

SEE ACCOMPANYING NOTES

ALGODYNE ETHANOL ENERGY CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)
(Stated in US Dollars)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s August 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s August 31, 2007 annual financial statements.

Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ended August 31, 2008.

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

As at June 1, 2007, the Company became a development stage company. The Company effected a change in business and commenced concentrating on developing ethanol and bio-diesel technologies.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,758,889 since its inception, has a working capital deficiency of $1,844,115 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3	Investment

a)	By a Letter of Understanding (“LOU”) dated September 25, 2007 and amended on October 8, 2007 and December 31, 2007, the Company agreed to acquire 55% of the outstanding Class A common shares of Canadian Green Fuels, Inc. (“Green”), a company incorporated under the Business Corporations Act of Saskatchewan. Green is a development stage company which is developing a bio-diesel production facility. Pursuant to the terms of the LOU, the Company agreed:

i)	to make an initial payment of $150,000 (paid);

ii)	to pay an additional $750,000 (in either cash or shares as agreed to by both parties) as follows:

Upon acceptance of the conditions of closing as stated in the purchase agreement the Company shall make four payments every six months on the first business day of the month, in accordance with the following amounts:
      April 1, 2008 - $200,000
      October 1, 2008- $200,000
      April 1, 2009- $125,000
      October 1, 2009 - $225,000
iii)	to issue 1,293,103 common shares of the Company on or before February 28, 2008;

iv)	the Company will negotiate an employment contract for not less than two years for the President of Green;

v)	the Company will agree to convert all Class C shares of Green (7,510 common shares) into common shares of the Company at the rate of 75% of a ten day average on the date of the conversion, on or before 45 days after the completion of the closing conditions of the purchase.

vi)	the Company has until September 25, 2009 to acquire the remaining 45% of the outstanding Class A common shares of Green, valued at CDN$400,000.

The Company paid a finders fee of $10,000 with respect to this agreement. The agreement is subject to the completion of a formal purchase agreement on or before February 28, 2008.

Note 4	Advances Payable

The Company has received short-term advances from a former director of the Company that are payable on demand, unsecured and non-interest bearing.

Note 5	Demand Loans Payable

The Company has borrowed a total of $1,687,120 to fund operations during the development stage. These loans are payable on demand, unsecured and bear interest at 6% per annum. At November 30, 2007, accrued interest of $54,556 (August 31, 2007: $26,691) is included in accounts payable and accrued liabilities.

Note 6	Capital Stock

During the period from November 15, 2004 (Date of Inception) to November 30, 2007 the Company issued 75,900,000 common shares for proceeds of $75,750. Included in these share issuances were 50,800,000 common shares issued to directors and former directors of the Company for proceeds of $13,000.

On January 26, 2007, the former President and director of the Company tendered 20,100,000 common shares at a par value of $0.01 for cancellation for nominal consideration. The cancellation and return to treasury of shares was recorded at its previously recorded value.

At November 30, 2007 there are no outstanding stock options or warrants.

Note 7	Related Party Transactions – Notes 4 and 6

The amounts due to related parties are due to directors and former directors of the Company and represent cash advances provided to the Company and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

During the three months ended November 30, 2007, directors and officers of the Company charged $21,380 (2006:$7,453 included in results from discontinued operations) in consulting fees. Accrued liabilities at November 30, 2007 include $20,060 due to a director of the Company for the aforementioned services.

Note 8	Commitments

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

Note 9	Subsequent Event

On January 8, 2008, the Company received loan proceeds in the amount of $80,000 which is payable on demand, unsecured and bears interest at a rate of 6% per annum. The proceeds of the loan will be used for general working capital.

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

PLAN OF OPERATIONS

Overview

Discussion of our financial condition and results of operations should be read in conjunction with our August 31, 2007 audited financial statements and the notes thereto as well as statements made elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

The following discussion and analysis explains trends in our financial condition and results of operations for the three months ended November 30, 2007 and November 30, 2006.

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

Our Company signed a letter of intent on September 25, 2007 to acquire a majority interest in an established Canadian bio-diesel company. The bio-diesel company has experience in retailing, marketing, branding and manufacturing fuel at its plant in Saskatchewan and has established an expertise in manufacturing high quality petroleum based on canola and soy. They currently retail their own brand of fuel conditioners, chain lubes, cutting fluids and penetrating oils, as well as manufacture their own premium brand of bio-diesel. It is anticipated that subject to management completing its due diligence on this company, the planned closing will occur on or before February 28, 2008.

In order to fund these developments, our Company has issued debt and is in the process of raising equity through private placements with accredited investors in Europe and North America.

Results of Operations for the Three Months Ended November 30, 2007 and November 30, 2006

During the year ended August 31, 2007 (effective June 1, 2007), the Company abandoned the business operated by its wholly-owned subsidiary, Freshly Pressed Enterprises, Inc. As a result, revenues, cost of sales and gross profits for the three months ended November 30, 2007 and November 30 2006 were $Nil.

General and administrative expenses from continuing operations increased from $36,298 during the three months ended November 30, 2006 to $147,321 during the three months ended November 30, 2007, due primarily from increased marketing, consulting fees, interest on debt, investor and public relations costs including press releases and web site expenses, legal fees, office and administration and travel and promotion costs related to identifying potential acquisition targets and costs associated with the potential acquisition of the bio-diesel company above.

Loss from discontinued operations for the three month period ended November 30, 2007 amounted to $173 compared to $5,832 for the same three month period ended November 30, 2006.

The net loss for the quarter ended November 30, 2007, including the loss from discontinued operations of $173, was $147,494 compared to a net loss of $42,130 for the same period ended November 30, 2006.

As of November 30, 2007, our company had cash of $50,212 and a working capital deficiency of $1,844,115. We anticipate that we will incur approximately $100,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

In addition to the costs set out above, and regardless of whether we continue with our reclaimed textiles business or focus entirely on new business opportunities, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$50,000
Total	$450,000

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

General and Administrative Expenses

We anticipate spending $50,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies and office equipment.

Liquidity and Capital Resources

As of November 30, 2007, we had cash of $50,212 and $1,899,584 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, short term advances, a demand loan, interest payable and amounts due to related parties. We had a working capital deficiency of $1,844,115 as of November 30, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $147,494 for the three months ended November 30, 2007. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $450,000, excluding the costs associated with locating suitable business opportunities and completing the acquisition of a majority interest in a Canadian bio-diesel company. As we had a working capital deficiency of $1,844,115 as of November 30, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations and potential acquisitions for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Operating Activities

Operating activities used cash of $88,061 during the three months ended November 30, 2007 as compared to $30,527 during the three months ended November 30, 2006. The increase in operating activities during the three months ended November 30, 2007 was largely the result of our increased net loss during the period.

Investing Activities

Investing activities used cash of $160,000 which reflects a deposit of $150,000 and a finder’s fee of $10,000 paid towards acquiring a majority interest in an established Canadian bio-diesel company discussed in Note 3 to our unaudited interim consolidated financial statements included herein. There were $Nil spent on investing activities during the three months ended November 30, 2006.

Financing Activities

Financing activities provided cash of $100,000 during the three months ended November 30, 2007 as compared to financing activities which provided cash of $27,142 during the three months ended November 30, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of January 21, 2008 which have a material effect on our company or our operations.

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

These and other factors may have had a negative impact on our ability to sell reclaimed textiles sourced by us to international purchasers. This, in turn, had a significant negative impact on our business, results of operations and financial condition.

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

Our three executive officers, have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

To mitigate any such interruption, we are currently seeking to add additional management and will also continue to retain the necessary consultants in future activities.

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

As required by Rule 13a-15 under the Exchange Act, as of the date of the filing of this interim report on Form 10-QSB (the “Evaluation Date”), being January 21, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information relating to it would be made known to us by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits and Index of Exhibits

Exhibit
Number	Description of Exhibit
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB

3.2	Bylaws, as amended (incorporated by reference from our Registration Statement on Form SB

3.3	Articles of Merger filed with the Secretary of State of Nevada on November 1, 2006, effective November 6, 2006 (incorporated by reference from Form 8K)

3.4	Certificate of Change filed with the Secretary of State of Nevada on November 2, 2006 and which is effective November 6, 2006 (incorporated by reference from our current report on Form 8K

(4)	Instruments defining rights of security holders, including indentures

4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006)

(10)	Material Contracts

10.1	Share Purchase Agreement between Freshly Pressed Enterprises Inc. and Eagle Ridge Ventures Inc. dated February 4, 2005 (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).

10.2	Management Services Agreement between Freshly Pressed Enterprises and Greg McAdam dated September 1, 2005 (incorporated by reference from our Registration Statement on Form SB-2, filed on February 21, 2006).

(31)	Section 302 Certification

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGODYNE ETHANOL ENERGY CORP.

By:	/s/ Richard RitterV. Raffay

Richard Ritter V. Raffay
President, Chief Executive Officer, Chief Financial Officer,
Secretary, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer and Principal Accounting
Officer)

Date:	January 21, 2008